Form 10QSB
period 2001-09-30
ILN PELHAM CORP
filed 2001-10-02
CIK 1138659

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                           September 30, 2001
or

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

                           Yes X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                   Outstanding at September 30, 2001
Common Stock, par value $0.0001                5,000,000





                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ILN PELHAM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
September 30, 2001
(unaudited)
ASSETS

CASH                                                         $   -
Deferred tax asset, less valuation allowance of $235             -
                                                             ---------
TOTAL ASSETS                                                 $   -
                                                             =========



LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES                                                  $   -
Accrued professional fees                                        300
                                                             ---------
      TOTAL LIABILITIES                                          300
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                           $   -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 5,000,000 shares issued and outstanding        500
   Additional paid-in capital                                  1,738
   Stock subscription receivable                              (1,000)
   Deficit accumulated during the development stage           (1,538)
                                                             ---------
      TOTAL DEFICIENCY IN ASSETS                              (  300)
                                                             ---------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                   $   -
                                                             =========

See accompanying notes.




ILN PELHAM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to September 30, 2001
(unaudited)


                                                         For the three        April 2, 2001
                                                          months ending        (inception)
                                                        September 30, 2001  September 30, 2001
EXPENSES
    Organizational expenses                                  $  -               $   300
    Professional fees                                           300               1,238
                                                             --------           ---------
NET LOSS BEFORE INCOME TAX                                      -               $(1,538)

INCOME TAXES                                                    -                   -
                                                             --------           ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                           $ (300)            $(1,538)
                                                             =========          =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                          5,000,000          5,000,000
                                                             =========          =========
NET LOSS PER SHARE (BASIC AND DILUTED)                       $ (0.00)           $ (0.00)
                                                             =========          =========

See accompanying notes.



ILN PELHAM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to September 30,2001
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(1,538)
      Adjustments to reconcile net loss to net
        cash used by operating activities:
      Increase in accrued professional fees                       300
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (1,238)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital Contributed                                         1,238
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                1,238
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
    Common stock issued for stock subscriptions receivable    $ 1,000
                                                              ---------

See accompanying notes.


The accompanying unaudited financial statements of the Company have been prepared inaccordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments.
The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS ACTIVITY

        ILN Pelham Corporation (A Development Stage Company)(the Company) was incorporated in Texas on April 2, 2001, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

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

NOTE 3.  INCOME TAXES

        At September 30, 2001, the Company had a net operating loss of approximately $1,538. This loss may be used offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in
        Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

        The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $235 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $235 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

        As shown in the accompanying financial statements, the Company incurred a net loss of $1,538 for the period from inception (April 2, 2001) to September 30, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders until such time as it finds a merger partner. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

        The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

        Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

        These benefits are commonly thought to include

           (1) the ability to use securities to make acquisition of assets or businesses;
           (2) increased visibility in the financial community;
           (3) the facilitation of borrowing from
               financial institutions;
           (4) improved trading efficiency;
           (5) the potential for shareholder liquidity;
           (6) greater ease in subsequently raising capital;
           (7) compensation of key employees through options for stock for which there may be a public market;
           (8) enhanced corporate image; and,
           (9) a presence in the United States capital market.

        A private company which may be interested in a business combination with the Company may include

           (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
           (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
           (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
           (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;
           (5) a foreign company which may wish an initial entry into the United States securities market;
           (6) a company seeking one or more of the other benefits believed to attach to a reporting company.

        As of the date hereof, the Company has not entered into an agreement for a business combination. When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

        ILN Industries, LLC has agreed to pay all of the Company expenses until a business combination is effected, without repayment.

        The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

        The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.


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

        Dated: October 1, 2001