Form 10KSB
period 2001-12-31
MOVE FILMS INC
filed 2002-05-15
CIK 1138659

---------------------------
                           UNITED STATES             OMB APPROVAL
                 SECURITIES AND EXCHANGE COMMISSION  ---------------------------
                       Washington, D.C. 20549        OMB Number: 3235-0420
                                                     Expires: March 31, 2005
                                                     Estimated average burden
                                                     hours per response ..294.00
                                                     ---------------------------
                             Form  10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _________________ to __________________

                Commission File Number: 00-32691

                             MOVE FILMS, INC
            ---------------------------------------------------
           (Name  of  small  business  issuer  in  its  charter)


                 Texas                        76-0676168
        ------------------------     ----------------------------
      (State or other jurisdiction   (I.R.S. Employer Identification No.)
           of incorporation or
            organization)

        9350 Civic Center Drive, Suite 110, Beverly Hills, CA 90210
        -----------------------------------------------------------
                (Address of principal executive offices)


                               310-229-5229
                    -------------------------------
                        Issuer's telephone number


                          EXPRESSO EXPRESS, INC.
                      619 Cardiff, Irvine CA 92606
              ---------------------------------------------
                   (Former name and address of Issuer)


  Securities registered under Section 12(b) of the Exchange Act: NONE

  Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended December 31, 2001.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 15, 2002 was $0.

The number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2002 was 21,817,500 shares.

Transitional Small Business Disclosure Format (check one): Yes___;
No_X_


                              PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

ORGANIZATION AND GENERAL HISTORY

Move Films, Inc. was incorporated on April 2, 2001, under the laws of the State of Texas under the name ILN Pelham Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unless the context otherwise requires, all references to "the Company" "we" "our" "us" and other similar terms shall mean Move Films, Inc.

Pursuant to an Agreement and Plan of Reorganization dated October 2, 2001, we acquired all the assets of The Expresso Express, a sole proprietorship, and commenced the business operations formerly conducted by The Expresso Express. Subsequently, we changed our name from 'ILN Pelham Corporation' to 'Expresso Express, Inc.'

Pursuant to an Agreement and Plan of Reorganization dated December 31, 2001, we acquired all the assets of Motion Entertainment Group ("Motion"), a California partnership, and commenced the business operations formerly conducted by Motion. Subsequently, we changed our name from 'Expresso Express, Inc' to 'Move Films.'

BUSINESS

Having purchased the assets of Motion Entertainment Group, we will be engaged in the business of development, production, and distribution of full length feature film properties. It is our overall business goal to become an entertainment production company focusing on small to medium range commercially viable feature films.


WEBPAGE

Our internet URL web (address) is:  http://www.movefilms.com

EMPLOYEES

As of December 31, 2001, we had no employees.


ITEM 2.  DESCRIPTION  OF  PROPERTY.

Our executive offices are located at 9350 Civic Center Drive, Suite 110, Beverly Hills, CA 90210. We believe the office space will be sufficient for the near future and we plan to move into a larger space when and if operational financing is secured. However, it is the goal of our management team to keep overhead costs low, thus additional office space will be acquired only when needed.


ITEM 3.  LEGAL  PROCEEDINGS.

We are not  a  party  to  any  pending  legal  proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS.

No  matters  were  submitted  to  a  vote  of  security  holders.



                              PART  II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2001, there had been no market for our common equity.

HOLDERS

There were 28  holders of our common stock as of December 31, 2001.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings.

PENNY STOCK

Our securities may be deemed to be "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission; This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers prior to any solicitation of any offer to purchase these securities.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i)above);
or (iv) of an issuer with net tangible  assets less than $2,000,000
(if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii)above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for purchasers of our common stock to resell their shares to third parties or to otherwise dispose of them.


RECENT SALES OF UNREGISTERED SECURITIES

During the past year,  we sold securities which were not registered as follows:
                                             NUMBER OF
   DATE            NAME                       SHARES       CONSIDERATION

   October 2, 2001 ILN Industries, LLC (1)  5,000,000    $ 1,000

   (1) Henry L. Jan, is the sole member of ILN Industries, LLC and is therefore considered to be the beneficial owner of the common stock of our Company issued to it.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is PublicEase, 3663 E. Sunset Road, Suite 104,
Las Vegas, NV 89120.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION

PLAN OF OPERATIONS

Our current plan is to concentrate our business development efforts on opportunities available for producing films with production budgets in $4-$10 million range. The development and production of six to eight such properties over the first two years will receive the majority of management's focus and our financial resources. Through work completed by the executive team prior to the formation of our company, and assets transferred into our company by the management team and others, we already own a number of properties that have been developed. With these properties, our producers will actively begin the process of closing production and distribution deals for these properties. In the second year, we will begin looking at the development of film properties with budgets exceeding $10 million to be produced in the third year of operation.

We are in the process of establishing ourselves as a premier producer of small to medium range theatrical films. Based upon the knowledge that the entertainment industry is a high potential, yet high risk proposition for investors, our directors are focused on a strategy that minimizes the financial risk of each property while trying to exploit the potential upside of any possible "hit" property.

We recognize that films produced in the range of $4-$10 million are probable for domestic box office release, but we also recognize that we can break even if a property is released on video or DVD. However, in the case that a film property released in the theatre does well at the box office, the profitability of the film could be outstanding.

While film production is always a risk with minimal guarantees, producers can do a lot to boost the potential that a film will secure theatrical release and be successful. The most important thing a producer can do is to find and develop great content. This not only takes experience in the industry, but time and focus on the producer's part to ensure each property is of top quality before it is produced. Besides our management team bringing years of award winning experience to the table, our development philosophy will be to find and develop less than twelve projects at a time, thus trying to ensur each project will receive the necessary focus to become a great property.

Our content will be focused on targeting mass-audiences by producing only commercially viable content. In particular, most of our content will be focused on males, 14-25 years of age. We will look to produce comedies, action/adventure, and fresh, hip dramas dealing with both fantasy and real life.
We also recognize the great opportunity to merge pop music and music stars with these particular genres, with a special focus on targeting their respective markets.

To keep the expenses of our properties down, we will often seek to use 'rising talent', or exploit other forms of celebrity status, rather than sign only mega-stars to our pictures. Major talent often times command major contracts, thus increasing the risk that a property may not become profitable.

To date, our current business activities have consisted primarily of developing properties, and developing financing and distribution channels.

To satisfy our cash requirements for the next twelve months, we will continue to seek out financing through equity or debt financing. In the event that we are unable to raise capital via equity/debt financing, our management will most likely continue to contribute funds towards our operations. If we are unable to raise capital and if our management stops or becomes unable to continue to pay our operating expenses, we may not be able to timely make our periodic reports required under the Exchange Act.

RISK FACTORS

LIMITED OPERATING HISTORY

We have only a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments. There can be no assurance that we will be successful in addressing such risks.

FUTURE CAPITAL REQUIREMENTS

We presently have extremely limited operating capital. We will require substantial additional funding in order to realize our goals of commencing nationwide marketing of our products and services. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

LIMITED MARKET FOR COMMON STOCK

Any market price that may develop for shares of our common stock is likely to be very volatile, and factors such as success or lack thereof in developing and marketing our products and services, competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

FUTURE SALES OF COMMON STOCK

There is presently no market for the shares of our common stock.
See the Risk Factor "Limited Market for Common Stock" above.
Future sales of securities pursuant to Rule 144 of the Securities and Exchange Commission may have an adverse impact on any market which may develop in our securities. Presently, Rule 144 requires a one year holding period prior to public sale of "restricted securities" in accordance with this Rule; the Directors could each sell (i) an amount equal to 1% of our total outstanding securities in any three month period or (ii) the average weekly reported volume of trading in such securities on all national securities and exchanges or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice under Rule 144 (this computation is not available to OTC Bulletin Board companies).

DEPENDENCE ON KEY PERSONEL

Our performance is substantially dependent on the performance of our executive officers. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel, especially its current management. We do not have a "key person" life insurance policy on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on the business, operating results or financial condition of our Company.

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

Our bylaws provide for indemnification to the fullest extent allowed under the Texas Business Corporations Act. Generally, under this Act, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgements, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. It is the position of the Securities and Exchange Commission that indemnification against liabilities for violations of the federal securities laws, rules and regulations is against public policy.

FORWARD  LOOKING  STATEMENTS

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.


ITEM  7.  FINANCIAL  STATEMENTS.


                           MOVE FILMS, INC
                    (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                         December 31, 2001


                              CONTENTS

                                                              Page
                                                              ----

INDEPENDENT AUDITOR'S REPORT                                   F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                F-3

  Statement of Loss and Accumulated Deficit During             F-4
  the Development Stage

  Statement of Cash Flows                                      F-5

  Statement of Stockholders' Equity                            F-6

NOTES TO FINANCIAL STATEMENTS                           F-7 to F-9

                          Independent Auditor's Report


Stockholders and Board of Directors
Move Films, Inc. (A Development Stage Company) f/k/a ILN Pelham Corporation
Beverly Hills, California

We have audited the accompanying balance sheet of Move Films, Inc. (A Development Stage Company) f/k/a ILN Pelham Corporation, as of December 31, 2001, and the related statements of loss and accumulated deficit during the development stage, cash flows, and stockholders' equity for the period from inception (April 2, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Move
Films, Inc. (A Development Stage Company) f/k/a ILN Pelham
Corporation and Express Express, Inc. at December 31, 2001, and the results of its operations and its cash flows for the period from inception (April 2, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company incurred a loss of $6,015 from inception (April 2, 2001) to December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ Dohan and Company, CPA's

May 11, 2002
Miami, Florida

MOVE FILMS, INC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
December 31, 2001

ASSETS

Inventory (Scripts and Projects)                             $7,800,000
Deferred tax asset, less valuation allowance of $902               -
                                                             -----------

     TOTAL ASSETS                                            $7,800,000
                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accrued liabilities                                       $   2,080
                                                             ---------
      TOTAL LIABILITIES                                          2,080
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS'EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 21,817,500 shares issued and outstanding        2,182
   Additional paid-in capital                                 7,801,753
   Deficit accumulated during the development stage              (6,015)
                                                              ---------
      TOTAL STOCKHOLDERS' EQUITY                              7,797,920
                                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $7,800,000
                                                             ==========

See accompanying notes.


MOVE FILMS, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to December 31, 2001

EXPENSES
    Organizational expenses                                  $   475
    Professional fees                                          5,540
                                                             ---------
NET LOSS BEFORE INCOME TAX                                    (6,015)

INCOME TAXES                                                     -
                                                             ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                           $(6,015)
                                                             =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                          2,114,161
                                                             =========
NET LOSS PER SHARE (BASIC AND DILUTED)                       $ (0.00)
                                                             =========

See accompanying notes.

MOVE FILMS, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to December 31,2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $    (6,015)
     Adjustments to reconcile net loss to net cash
     used by operating activities:

      Common stock issued for services                                182
      Increase in accrued liabilities                               2,080
                                                              -----------
        NET CASH USED BY OPERATING ACTIVITES                       (3,753)
                                                              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital Contributed                                            2,753
    Common stock issued for cash                                   1,000
                                                              ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,753
                                                              ----------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                    -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    -
                                                              ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $    -
                                                              ==========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $    -
    Income taxes paid                                         $    -

In addition to amounts reflected above, common stock was issued for:
 Common stock issued films acquired                           $7,800,000
 Common stock issued for services                                    182
                                                              ==========

See accompanying notes.

MOVE FILMS, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Accumulated
                                                                Deficit
                            Common Stock        Additional     During the      Total
                       -----------------------   Paid-In       Development  Stockholders'
Description             Shares         Amount    Capital         Stage        Equity
----------------------------------------------------------------------------------------------------
Common stock issued
 for cash               5,000,000        $ 500    $      500   $  -      $     1,000

Contributed capital       -                 -          2,753      -            2,753

Common stock issued
 for assets            15,000,000        1,500     7,798,500      -        7,800,000

Common stock issued
 pursuant to 2001
 stock incentive plan   1,817,500          182          -         -              182

Net loss and cumulative
 loss during the
 development stage        -                 -           -      (6,015)        (6,015)
-----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001     21,817,500       $2,182     $7,801,753  $(6,015)    $7,797,920
=====================================================================================================

See accompanying notes.

NOTE 1.  ORGANIZATION AND MERGERS

        MOVE FILMS, INC ("MOVE" or the "Company") (fka "ILN Pelham Corporation")(fka "Expresso Express, Inc") was incorporated in the State of Texas on April 2, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

        The Company entered into a business combination and acquired all of the assets and liabilities of The Expresso Express, on October 2, 2001, pursuant to an agreement and Plan of Reorganization.

        The Expresso Express was a sole proprietorship formed on September 14, 2001, created to engage in the drive-thru espresso business. Subsequent to the Agreement and Plan of reorganization, the name ILN Pelham Corporation was changed to Expresso Express, Inc. The Agreement and Plan of Reorganization set forth that Pelham would issue 20,000,000 shares to the owner of The Expresso Express. This business combination was accounted for as a purchase.

        Pursuant to an Agreement and Plan of Reorganization dated December 31, 2001, the Company acquired all the assets of Motion Entertainment Group ("Motion"), a California partnership, and commenced the business operations formally conducted by Motion. The Company subsequently changed its name from 'Expresso Express, Inc' to 'Move Films, Inc' and discontinued all of its business activities in the drive-thru espresso business. This business combination was accounted for as a purchase.

        Motion Entertainment Group was formed on December 25, 2001, to engage in the business of development, production, and distribution of full length feature film properties.
        The Agreement and Plan of Reorganization required the Company to issue 15,000,000 shares to the general partners of Motion Entertainment Group in exchange for the 20,000,000 shares held by Jennifer Baker and Simon Gaunt, former directors of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        UNCLASSIFIED BALANCE SHEET

        In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 00-2 ("SOP 00-2"), Company has elected to present an unclassified balance sheet.

        USE OF ESTIMATES

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                F-7
        FILM INVENTORIES

        Film inventories (scripts and developed projects) are stated at estimated net realizable value.

        In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants
        ("AcSEC") issued SOP 00-2, "Accounting by Producers or Distributors of Films." SOP 00-2 superseded existing film accounting standards related to the recognition of revenues, costs and film cost valuation and must be adopted by companies for fiscal years beginning after December 15, 2000. SOP 00-2 requires that advertising costs for theatrical and television product be expensed as incurred. Furthermore, revenue associated with the home video market must be recognized upon availability to customers (street date) and not the date the product is shipped. The Company adopted SOP 00-2 during the year ended December 31, 2001.

        REVENUE RECOGNITION

        The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards
        No. 139 and SOP 00-2. Revenues from feature film distribution licensing agreements are recognized on the date the completed film is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria specified by SOP 00-2.

        Revenues from domestic television and video licensing contracts, which provide for the receipt of non-refundable guaranteed amounts, are recognized when the film is available for exhibition, provided that the other conditions of sales required by SOP 00-2 have been met. Until all conditions for sale have been met, amounts received on such licensing contracts are reflected as deferred income.

        The market trend of each film is regularly examined to determine the estimated future revenues and corresponding lives. Due to the nature of the industry, management's estimates of future revenues may change within the next year and the change could be material.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments, accounts payable, and accrued liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

        CONCENTRATION OF CREDIT RISK

        The Company operates in the film industry in the Southern
        California area. Consequently, the Company's business will be affected by economic fluctuations in the film industry.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

        DEVELOPMENT STAGE COMPANY

        The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and
        Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial statements.

        Impairment of Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

NOTE 3. RELATED PARTY TRANSACTIONS

        The Company issued 5,000,000 shares of common stock to ILN Industries, LLC for a total value of $1,000 on April 2, 2001 pursuant to Section 4(2) of the Securities Act.

        On October 2, 2001, ILN Industries, LLC returned the
        5,000,000 shares to the Company for cancellation.

        The Company issued 5,000,000 shares of common stock to ILN Industries, LLC for a total value of $1,000 on October 2, 2001. pursuant to Section 4(2) of the Securities Act.


NOTE 4.  INCOME TAXES

        At December 31, 2001, the Company had a net operating loss of approximately $6,015. This loss may be used offset federal taxable income in future periods. However, if subsequently there are ownership changes in the Company, as defined in
        Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

        The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $902 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $902 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

        The Company incurred a net loss of $6,015 for the period from inception (April 2, 2001) to December 31, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders until such time as it obtains additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6.  STOCKHOLDERS' EQUITY

        SALE OF SHARES

        In October, 20,000,000 shares were issued pursuant to a Plan of Reorganization for a total of $2,000. The 20,000,000 shares were later returned for cancellation in December, and 15,000,000 shares were issued for Plan of Reorganization dated
        December 31, 2001, in exchange for total assets received of $7,800,000.

        CAPITAL CONTRIBUTED

        ILN Industries, LLC, a beneficial shareholder of the Company contributed $2,753 to pay for the Company's organizational expenses, professional, and operating fees.

        PREFERRED STOCK

        The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 7.	STOCK INCENTIVE PLAN

        During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan and issued 1,817,500 pursuant to the Stock Incentive Plan. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 because value and services rendered were minimal.
        This amount totaled $182 and is included in consulting fees.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

        Not applicable.


                                    PART  III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


MANAGEMENT

Names                   Title or Position                   Ages

Christopher Eberts      President/CEO and Director          36
Jonathan Cooper         Secretary/EXECVP and Director       25
Michael Abbott          Treasurer/EXECVP and Director       31


RESUME

CHRISTOPHER EBERTS, Chief Executive Officer, President and Director. Christopher Eberts is currently president of PNR Films. Mr. Eberts has produced a number of major theatrical films including
'The Watcher' which was number 1 at the box office worldwide for 3 weeks. Other films that Mr. Eberts has produced include: 'Chasing Holden', 'Half Past Dead' with Steven Segal, 'Illusion', 'A Day in the Life of America', and is currently working on 'The Big White'. Prior to making these films, Christopher was a Vice President for Production for Twentieth Century Fox. Mr. Eberts began his career with Central Capital Corporation and, based in Montreal and New York, as an Associate in the Merchant Banking division.

JONATHAN COOPER, Secretary, Executive VP and Director.
Mr. Cooper is currently with PNR Entertainment, and consults for DataTrust (digital rights management technology), Metatron (laser projector), and Eneftech (energy generation solutions). Cooper was with the Global Corporate Strategy and Development Team for Level 3 Communications, Inc. For Level 3 Communications, Inc., his responsibilities included strategic support for M&A deals, market intelligence, and design of a market strategy for both the infrastructure (collocation and power) and session technology products (VoIP, Managed Modem, interactive gaming and presence), and creation and implementation of Level 3's channel strategy for the media and entertainment industry. Mr. Cooper was also a process consultant with Andersen Consulting (Accenture). At Andersen Consulting, he designed, built, and implemented Health Care applications for both PPO and HMO solutions.

MICHAEL ABBOTT, Treasurer, Executive VP and Director.
Mr. Abbott was the VP of Development for PNR Films. Before PNR, Abbott worked as a financial analyst at Savoy Pictures, a mid-size motion-picture production and distribution company in Los Angeles, calculating the P&A budgets for such feature films as 'Circle of Friends,' 'The Show,' and 'Tales from the Hood.' Michael also worked for No Prisoner Productions where he spearheaded the development of 'The Fireflies', a $35M actioner for MGM and 'Mai: The Psychic Girl', a $30M feature for Sony. Mr. Abbott is the Co-Producer for the $55M motion picture 'Battlestar Gallactica.' Michael Abbott was the recipient of the 'Best Producer' Moxie! Award at the 2000 Santa Monica Film Festival for the documentary which he produced on rave culture, 'Synergy: Visions of Vibe' (www.synergythemovie.com).

R. MICHAEL MENDIETA, Chief Financial Officer, Consultant.
R. Michael Mendieta was the Director of Finance / Accounting, International Television Distribution for Sony Pictures Entertainment. Some of Mendieta's primary responsibilities were overseeing the annual budget, quarterly forecasts, and four-year plans for Sony Pictures Entertainment international revenues. He analyzeD the financial impact of new agreements and business opportunities, oversees quarterly marketing reports for international marketing and oversees financial reporting for thirteen territories. Prior to working at Sony, Mr. Mendieta was the Director of Home Video & Television Reporting, International / Domestic for DreamWorks S.K.G. He prepared monthly internal and external financials in accordance with FAS 53, interfaced between operations, production, and corporate finance / accounting regarding contract administration and home video and television matters. Prior to DreamWorks S.K.G., Mr. Mendieta was Manager of Financial Reporting for A&M Records.

R. Michael Mendieta graduated from Bowling Green State University with a Bachelors of Science degree in Business Administration majoring in Accounting with a minor in Computer Science. He graduated from the University of Southern California with aN MBA in Entertainment Finance.


HENRY N. EHRLICH, Marketing/Promotions, Consultant.
Mr. Ehrlich formerly served for over 20 years as Paramount Studios' Senior Publicist, and has been serving as Executive Consultant for Paramount Studios' Motion Pictures Division for the past 16 years. Prior to that, Mr. Ehrlich was the formal President of The Publicist Guild of America and currently lectures for the University of Southern California and the University of California, Los Angeles.

JEFFREY SOLOMON, Business Affairs, Consultant.

Mr. Solomon was an associate in the corporate department of Gray Cary Ware & Freidenrich where he represented start-up and emerging growth companies in venture capital financings and mergers and acquisitions. Solomon received his Juris Doctorate/Masters of Business Administration degree from the University of Southern California and attended London Business School's entrepreneurial program. For the past five years, Solomon has been providing both business and legal advisory services to multi-media companies.

CHRIS ROBERTS, Producer, Executive Consultant.

Mr. Roberts is a pioneer and leader in the interactive industry where he has created award winning interactive video game titles such as Wing Commander, and partnered in the creation of market leaders such as Origin Systems, Electronic Arts, and Digital Anvil. Mr. Roberts has also produced and directed the feature film 'Wing Commander'.

KIA JAM, Producer, Executive Consultant.

With over 10 years of experience in the entertainment industry, Mr. Jam is a producer and special effects manager with numerous feature film credits including 'Dungeon and Dragons'.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.


To our knowledge, based solely on our review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

There was no executive officers' salary or bonus during our last fiscal year.

2001 STOCK INCENTIVE PLAN

We registered 2,000,000 shares on Form S-8 in accordance with the Securities Act of 1933. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to act as an incentive in motivating key employees, non-employee directors, legal counsel, and consultants to our Company to achieve long-term corporate objectives.

The Plan has been approved by our Board of Directors to be effective October 03, 2001. The Plan is intended to be a broad based plan for which all our employees are eligible, and grants to be made to management personnel and members of the Board will not exceed 50% of the total number of shares issuable under the Plan.


Equity Compensation Plan Information
(a)Name of plan (b) Number of securities    (c) Number of securities    (d) Number of securities to (e) Number of securities
                    authorized for issuance     awarded plus number of      be issued upon exercise     remaining available
                    under the plan              securities to be issued     of outstanding options,     for future issuance
                                                upon exercise of options,   warrants or rights
                                                warrants or rights granted
                                                during last fiscal year


2001 Employee        2,000,000                  1,817,500                    0                          182,500
Stock Incentive Plan


Total                2,000,000                  1,817,500                    0                          182,500


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2001 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.


TITLE OF         NAME AND ADDRESS OF          AMOUNT OF SHARES        PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIALLY OWNED       CLASS
                                             (Common Shares)
          ---------------------------------
Common    Christopher Eberts                    5,175,000                23.72%
Stock     President/Director
          13325 Mulholland Drive
          Beverly Hills, CA 90210

          ---------------------------------
Common    Jonathan Cooper                       5,175,000                23.72%
Stock     Secretary/Director
          1041 N. Formosa Ave
          Santa Monica East Building, Ste 210
          West Hollywood, CA 90046
          ---------------------------------
Common    Michael Abbott                        5,175,000                23.72%
Stock     Treasurer/Director
          2137 Mayview Drive
          Los Angeles, CA 90027
          ---------------------------------
Common    Henry L. Jan                          5,245,000                24.00%
Stock     Shareholder
          15007 Grove Gardens
          Houston, TX 77082
          ---------------------------------    ----------                ----
          Total                                20,770,000                95.2%
          =================================    ==========                ====
Common    ALL Officers and Directors           15,525,000                71.16%
Stock     as a Group (3 Persons)
          =================================    ==========                ======



      (1) As the sole member of ILN Industries, LLC, Mr. Jan is deemed to be the beneficial owner of the shares owned by ILN Industries, LLC.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On October 2, 2001, we issued the owner of The Expresso Express, 20,000,000 shares of common stock for all of the assets and liabilities of The Expresso Express, a sole proprietorship, in a reorganization within the meaning of Section 368(a)(1)(c) of the Internal Revenue
Code of 1986, as amended. The 20,000,000 shares of common stock were returned to us on December 31, 2001, for cancellation pursuant to a plan of reorganization with Motion Entertainment Group.

On October 2, 2001, we issued ILN Industries, LLC a total of 5,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for the consideration of $1,000.

On December 31, 2001, we issued the general partners of Motion
Entertainment Group 15,000,000 shares for all of the assets of Motion Entertainment Group, a California general partnership, in a reorganization within the meaning of Section 368(a)(1)(c) of the Internal Revenue Code of 1986, as amended.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)  Exhibits



EXHIBITS

2.1.*   Agreement and Plan of Reorganization between ILN Pelham
        Corporation and The Expresso Express (incorporated by reference to Form 8-K/A filed on 12/14/2001).

2.2.* Agreement and Plan of Reorganization between Expresso Express, Inc and Motion Entertainment Group (incorporated by reference to Form 8-K/A filed on 3/15/2002).

3.1.*   Articles of Incorporation of ILN Pelham Corporation
        (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.2.* Bylaws of ILN Pelham Corporation (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.3.* Certificate of Amendment to Articles of Incorporation of ILN Pelham Corporation (incorporated by reference to Form 8-K/A filed on 12/14/2001).

3.4.*   Certificate of Amendment to Articles of Incorporation of
        Expresso Express, Inc (incorporated by reference to Form 8-K/A filed on 3/15/2002).

** Summaries of all Exhibits  contained within this  Registration
Statement are modified in their entirety by reference to these Exhibits.

*  Exhibits  were  previously  filed.

(b)  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K  -

Filed on 10/16/01 (amendments filed on 11/08/01; 11/20/01; 12/14/01)

  Pursuant to an Agreement and Plan of Reorganization dated October 2, 2001 the ("Plan"), we acquired all the assets of The Expresso Express, a sole proprietorship, and commenced the business operations formally conducted by The Expresso Express.

  We filed an amendment to our Articles of Amendment to change our name from 'ILN Pelham Corporation' to 'Expresso Express, Inc' on October 2, 2001.

Filed on 1/14/01 (amendments filed on 3/15/02; 5/15/02)

  Pursuant to an Agreement and Plan of Reorganization dated December 31, 2001 the ("Plan"), we acquired all the assets of Motion Entertainment Group, a California partnership, discontinued all of our business activities in the gourmet coffee industry and commenced the business operations formerly conducted by Motion Entertainment Group.

  We had filed an amendment to our Articles of Amendment to change our name from 'Expresso Express, Inc' to 'MOVE FILMS, INC' on
  January 7, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


MOVE FILMS, INC.
------------------------------------
(Registrant)

By:  /s/  Christopher Eberts

------------------------------------
Christopher Eberts
CEO,  President  and  Director

Date:  May 15, 2002

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                        Date

- -----------------------
/s/  Christopher Eberts       President and Director       May 15, 2002



- -----------------------
/s/  Jonathan Cooper          Secretary and Director       May 15, 2002



- -----------------------
/s/  Michael Abbott           Treasurer and Director       May 15, 2002



- -----------------------
/s/  R. Michael Mendieta      Chief Financial Officer      May 15, 2002