Form 10KSB/A
period 2001-12-31
MOVE FILMS INC
filed 2002-05-17
CIK 1138659

---------------------------
                           UNITED STATES             OMB APPROVAL
                 SECURITIES AND EXCHANGE COMMISSION  ---------------------------
                       Washington, D.C. 20549        OMB Number: 3235-0420
                                                     Expires: March 31, 2005
                                                     Estimated average burden
                                                     hours per response ..294.00
                                                     ---------------------------
                         Form  10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes___;
No_X_



                              PART  II



ITEM  7.  FINANCIAL  STATEMENTS.

Submitted financial statements are incorrect. We will file amended financial statements at a later date.


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

Date:  May 17, 2002

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                        Date

- -----------------------
/s/  Christopher Eberts       President and Director       May 17, 2002



- -----------------------
/s/  Jonathan Cooper          Secretary and Director       May 17, 2002



- -----------------------
/s/  Michael Abbott           Treasurer and Director       May 17, 2002



- -----------------------
/s/  R. Michael Mendieta      Chief Financial Officer      May 17, 2002