Form 10KSB
period 2002-12-31
MOVE FILMS INC
filed 2005-05-05
CIK 1138659

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002

                        Commission File Number: 814-00681

                                MOVE FILMS, INC.
               ---------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                                Texas 76-0676168
              ------------------------ ----------------------------
             (State of Incorporation) (I.R.S. Employer I.D. Number)



                ------------------------------------------------
                    (Address of principal executive offices)


                        P.O. Box 6162, Burbank, CA 91510
                ------------------------------------------------
                         (United States mailing address)


                                  949-862-5834
                         -------------------------------
                            Issuer's telephone number


Securities  registered  under  Section  12(b)  of  the  Act: NONE

Securities  registered  under  Section  12(g)  of  the  Act: COMMON STOCK


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [x]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2002.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2002 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of December 31, 2002 was 2,817,500 shares.

Transitional Small Business Disclosure Format (check one): Yes___; No_X_

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.............................................4
Item 2.   DESCRIPTION OF PROPERTIES...........................................9
Item 3.   LEGAL PROCEEDINGS...................................................9
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................9
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION..............................................11
Item 7.   FINANCIAL STATEMENTS...............................................15
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................16
Item 8a. CONTROLS AND PROCEDURES.............................................16
Item 8b. OTHER INFORMATION...................................................16

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT...................................................16
Item 10. EXECUTIVE COMPENSATION..............................................16
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................17
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................17
Item 13. EXHIBITS AND REPORTS ON FORM 8-K....................................18
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................19

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

Pursuant to an agreement and plan of reorganization dated December 31,2001, we agreed to acquire all the assets of Motion Entertainment Group ("Motion"), a California partnership, and commenced the business operations formerly conducted by Motion. Subsequently, we changed our name from 'Expresso Express, Inc' to 'Move Films' and the former business operation of Expresso Express was terminated. Effective January 2, 2002, we agreed with the principals of Motion Entertainment to rescind the plan of reorganization. Since then, we have been seeking a suitable merger partner and that has been our sole business plan.

         The Company ceased all operating activities during the period from January 8, 2002 to December 31, 2002 and was considered dormant. Since December 31, 2002, the Company is in the development stage, and has not commenced planned principal operations.

BUSINESS

The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (a "Merger") with a corporation, partnership, limited liability company or other business entity (a "Merger Target"), desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to enter into a Merger with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any Merger. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this annual report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

         Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         The Company has insufficient capital with which to provide the owners of Merger Targets significant cash or other assets. Management believes the Company will offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

         The Company also believes that finding a suitable Merger Target willing to enter into a Merger with the Company may depend on the existence of a public trading market for the Company's Common Stock. There is presently no material trading market and there is no assurance that one can be developed.

The Company will not restrict its search for any specific kind of Merger Target, and may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a Merger.

Selection and Evaluation of Merger Targets

         Management of the Company will have complete discretion and flexibility in identifying and selecting a prospective Merger Target. In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

         Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited.

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and director intends to devote only a small portion of his time to the affairs of the Company and, accordingly, consummation of a Merger may require a greater period of time than if the Company's management devoted his full time to the Company's affairs. While no current steps have been taken nor agreements reached, the Company may engage consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates.

         The Company will seek potential Merger Targets from all known sources and anticipates that various prospective Merger Targets will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, director and his affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, the Company may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to the officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

         In analyzing prospective Merger Targets, management may consider, among other factors, such matters as;

         1)       the available technical,  financial and managerial  resources;
         2)       working capital and other financial  requirements;
         3)       history of operation,  if any;
         4)       prospects for the future;
         5)       present  and   expected   competition;
         6) the quality and experience of management services which may be available and the depth of that management;
         7)       the   potential   for   further   research,   development   or
                  exploration;
         8) specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;
         9)       the potential  for growth or expansion;
         10)      the potential for profit;
         11) the perceived public recognition or acceptance of products, services or trades; and
         12)      name identification.

         Merger opportunities in which the Company may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. The Company's stockholders must, therefore, depend on management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

         There can be no assurance that the Company will find a suitable Merger Target. If no such Merger Target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

Structuring and Financing of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. The Company will evaluate the possible tax consequences of any prospective Merger and will endeavor to structure a Merger so as to achieve the most favorable tax treatment to the Company, the Merger Target and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to the Company, the Merger Target and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Merger.

         The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefor, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

         There currently are no limitations on the Company's ability to borrow funds to effect a Merger. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Merger to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, all the risks inherent thereto.

Competition for Merger Opportunities

         The Company is, and will continue to be, an insignificant participant in the business of seeking a Merger with a Merger Target. The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

EMPLOYEES

As of December 31, 2002, we had no employees.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

The Company currently does not maintain separate office space, since it is not actively engaged in operation of a business and instead is seeking to acquire an operating business. The Company maintains a mailing address however. We believe that office space will not be necessary for the near future. It is the goal of our management team to keep overhead costs low, thus office space will be acquired only when needed.

ITEM 3.  LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

As of December 31, 2002, there was no market for our common equity.

HOLDERS

There were approximately 28 holders of our common stock as of December 31, 2002.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings, if any, and subscribers who anticipate the need of cash dividends from their investment should refrain from the purchase of the Shares being offered.

PENNY STOCK

Our securities may be deemed to be "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers prior to any solicitation of any offer to purchase these securities.

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

Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii)above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for purchasers of the Issuer's common stock to resell their shares to third parties or to otherwise dispose of them.

RECENT SALES OF UNREGISTERED SECURITIES

During 2002, we did not sell any securities which were not registered.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is Integrity Stock Transfer, 3663 E. Sunset Road, Suite 102, Las Vegas, NV 89120.

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

While film production is always a risk with minimal guarantees, producers can do a lot to boost the potential that a film will secure theatrical release and be successful. The most important thing a producer can do is to find and develop great content. This not only takes experience in the industry, but time and focus on the producer's part to ensure each property is of top quality before it is produced. Besides our management team bringing years of award winning experience to the table, our development philosophy will be to find and develop less than twelve projects at a time, thus trying to ensure each project will receive the necessary focus to become a great property.

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

RISK FACTORS

LIMITED OPERATING HISTORY

We have only a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments. There can be no assurance that our Company will be successful in addressing such risks.

FUTURE CAPITAL REQUIREMENTS

We presently have no operating capital. We will require substantial additional funding in order to realize our goals of commencing nationwide marketing of our products and services. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory to our Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

LIMITED MARKET FOR COMMON STOCK

Limited Market for Shares. Any market price that may develop for shares of common stock of our Company is likely to be very volatile, and factors such as success or lack thereof in developing and marketing our products and services, competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop.

FUTURE SALES OF COMMON STOCK

There is presently no market for the shares of our common stock. See the Risk Factor "Limited Market for Common Stock; Limited Market for Shares," above. Future sales of securities pursuant to Rule 144 of the Securities and Exchange Commission may have an adverse impact on any market which may develop in our securities. Presently, Rule 144 requires a one year holding period prior to public sale of "restricted securities" in accordance with this Rule; the Directors could each sell (i) an amount equal to 1% of the total outstanding securities of the Issuer in any three month period or (ii) the average weekly reported volume of trading in such securities on all national securities and exchanges or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice under Rule 144 (this computation is not available to OTC Bulletin Board companies).

DEPENDENCE ON KEY PERSONNEL

Our performance is substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel, especially its current management. We do not have a "key person" life insurance policy on any of our employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of our Company.

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

The Bylaws of our Company provide for indemnification to the fullest extent allowed under the Texas Business Corporations Act. Generally, under this Act, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgments, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. It is the position of the Securities and Exchange Commission that indemnification against liabilities for violations of the federal securities laws, rules and regulations is against public policy.

FORWARD  LOOKING  STATEMENTS

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company's control and many of which, with respect to future business decisions, are subject to change. Theseuncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of ths Statement will have any immediate material impact on the Company.

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME- SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements fo the Company.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements of the Company and supplementary data are included preceding the signature page to this report. See Item 13. for a list of the financial statement schedules included.

ITEM  8.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(C) OF THE EXCHANGE ACT

MANAGEMENT DURING 2002

Names                          Title or Position                 Ages

Stephen Stotesbery     President, CEO and Director                37
Terence O'Keefe        Secretary/Treasurer and Director           44

ITEM.  10.  EXECUTIVE  COMPENSATION

None of the executive officer's salary and bonus exceeded $100,000 during our last fiscal year. No officer or director received any compensation in 2002.

2001 STOCK INCENTIVE PLAN

We had registered 2,000,000 shares on Form S-8 pursuant the Securities Act of 1933. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to act as an incentive in motivating key employees, non-employee directors, legal counsel, and consultants to our Company to achieve long-term corporate objectives.

The Plan was approved by the Board of Directors (hereinafter referred to as the "Board") of our company, to be effective October 26, 2001. The Plan is intended to be a broad based plan which all employees of our Company are eligible for, and grants to be made to management personnel and members of the Board shall not exceed 50% of the total number of shares issuable under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2002 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

TITLE OF   NAME AND ADDRESS OF                    AMOUNT OF SHARES      PERCENT
CLASS      BENEFICIAL OWNER                       BENEFICIALLY OWNED    OF CLASS
           --------------------------------------  (COMMON SHARES)
Common     Stephen Stotesbery                             250             <1%
Stock      President/Director
           13325 Mulholland Drive
           Beverly Hill, CA 90210
           --------------------------------------
Common     Terence O'Keefe                                250             <1%
Stock      Secretary//Treasurer/Director
           1041 N. Formosa Ave.
           Santa Monica East Building, Suite 210
           West Hollywood, CA 90046
           --------------------------------------
Common     Henry L. Jan                                   995,000         35.3%
Stock      15007 Grove Gardens
           Houston, TX 77082
           ---------------------------------
Common     All Officers and Directors                     500             <1%
Stock      as a Group
           ---------------------------------

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On October 2, 2001, we issued to the owner of The Expresso Express, 20,000,000 shares of common stock for all of the assets and liabilities of The Expresso Express, a sole proprietorship, in a reorganization within the meaning of
Section 368(a)(1)(c) of the Internal Revenue Code of 1986, as amended. The 20,000,000 shares of common stock were returned to us on December 31, 2001, for cancellation pursuant to a plan of reorganization with Motion Entertainment Group.

On October 2, 2001, we issued ILN Industries, LLC a total of 5,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for the consideration of $1,000. On January 2, 2002, 4,000,000 shares were returned to the Company for cancellation, which was treated as effective, December 31, 2001.

On December 31, 2001, we issued the general partners of Motion Entertainment Group 15,000,000 shares for all of the assets of Motion Entertainment Group, a California general partnership, in a reorganization within the meaning of
Section 368(a)(1)(c) of the Internal Revenue Code of 1986, as amended.

On January 2, 2002, we rescinded the Plan of Reorganization with Motion Entertainment Group and the 15,000,000 million shares were returned to us for cancellation, which was treated as effective on December 31, 2001.

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

2.3.*    Agreement  and  Rescission  between  Motion   Entertainment  Group  and
         Expresso Express, Inc. dated January 2, 2002, rescinding Agreement and Plan of Reorganization

3.1.* Articles of Incorporation of ILN Pelham Corporation (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.2.* Bylaws of ILN Pelham Corporation (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.3.*    Certificate  of  Amendment  to Articles of  Incorporation  of ILNPelham
         Corporation   (incorporated   by  reference  to  Form  8-K/A  filed  on
         12/14/2001).

3.4.* Certificate of Amendment to Articles of Incorporation of Expresso Express, Inc (incorporated by reference to Form 8-K/A filed on 3/15/2002).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Exhibits were previously filed.

(B)  REPORTS  ON  FORM  8-K

Reports on Form 8-K during the fourth quarter of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2002:


                    Service                              2002
  -------------------------------------------   ----------------------
  Audit Fees                                    $                    -
  Audit-Related Fees                                                 -
  Tax Fees                                                           -
  All Other Fees                                                     -
                                                ----------------------
  Total                                         $                    -
                                                ======================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided bythe independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                MOVE FILMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  December 31, 2002 and 2001..............................................F - 3

Statements of Operations for the periods ended
  December 31, 2002 and 2001 and the for the cumulative period from
  April 2, 2001 (inception of development stage) to December 31, 2002.....F - 4

Statement of Stockholders' Equity
  Since April 2, 2001 (inception) to December 31, 2002....................F - 5

Statements of Cash Flows for the period ended
  December 31, 2002 and 2001 and the for the cumulative period from
  April 2, 2001  (inception of development stage) to December 31, 2002....F - 6

Notes to Financial Statements.............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT




Move Films, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Move Films, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, and cash flows for the period then ended and the cumulative since April 2, 2001 (inception of development stage) to December 31, 2002, and the statement of stockholders' equity from April 2, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Move Films, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 11, 2005

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                        December 31,
                                                                                 2002                  2001
                                                                         --------------------- --------------------
Assets:                                                                  $                   - $                  -
                                                                         ===================== ====================

Liabilities:
  Accounts Payable                                                       $               2,080 $              2,080
                                                                         --------------------- --------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001, Authorized 20,000,0000
    shares, Issued 0 shares at December 31, 2002 and 2001                                    -                    -
  Common Stock, par value $.0001,
    Authorized 100,000,000 shares, Issued 2,817,500 shares
    at December 31, 2002 and 2001                                                          282                  282
  Paid-In Capital                                                                        3,653                3,653
  Deficit Accumulated During the Development Stage                                      (6,015)              (6,015)
                                                                         --------------------- --------------------

     Total Stockholders' Equity                                                         (2,080)              (2,080)
                                                                         --------------------- --------------------

     Total Liabilities and Stockholders' Equity                          $                   - $                  -
                                                                         ===================== ====================

















   The accompanying notes are an integral part of these financial statements.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                   Cumulative
                                                                                                     since
                                                                          For the period            April 2,
                                                   For the year                from                   2001
                                                       ended              April 2, 2001           inception of
                                                   December 31,          to December 31,          development
                                                       2002                    2001                  stage
                                               ---------------------  ---------------------- ----------------------
Revenues:                                      $                   -  $                    - $                    -

Expenses:
   General & Administrative                                        -                  (6,015)                (6,015)
                                               ---------------------  ---------------------- ----------------------

     Net Loss                                  $                   -  $               (6,015)$               (6,015)
                                               =====================  ====================== ======================

Basic & Diluted Loss per Share                 $                   -  $               (0.02)
                                               =====================  ======================

Weighted Average Shares Outstanding                        2,817,500                 336,328
                                               =====================  ======================



















   The accompanying notes are an integral part of these financial statements.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 2, 2001 (INCEPTION) TO DECEMBER 31, 2002

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                                                                  Since
                                                                                                                April 2,
                                                                                                                  2001
                                                                                                              Inception of
                                                                    Common Stock               Paid-In         Development
                                                               Shares        Par Value         Capital            Stage
                                                           --------------- --------------  ---------------- -----------------
Balance at April 2, 2001 (Inception)                                     - $            -  $              - $               -

Common stock issued for cash                                     1,000,000            100               900                 -
Contributed capital                                                      -              -             2,753                 -
Common stock issued with stock incentive plan                    1,817,500            182                 -                 -
Net loss                                                                 -              -                 -            (6,015)
                                                           --------------- --------------  ---------------- -----------------

Balance at December 31, 2001                                     2,817,500            282             3,653            (6,015)

Net Loss                                                                 -              -                 -                 -
                                                           --------------- --------------  ---------------- -----------------

Balance at December 31, 2002                                     2,817,500            282             3,653            (6,015)
                                                           =============== ==============  ================ =================

















   The accompanying notes are an integral part of these financial statements.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                       since
                                                                              For the period         April 2,
                                                          For the year             from                2001
                                                             ended           April 2, 2001 to      Inception of
                                                          December 31,         December 31,         Development
                                                              2002                 2001                Stage
                                                      -------------------- -------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                              $                  - $                  - $            (6,015)

Common Stock Issued for Services                                         -                    -                 182
Increase (Decrease) in Accounts Payable                                  -                    -               2,080
                                                      -------------------- -------------------- -------------------
  Net Cash Used in operating activities                                  -                    -              (3,753)
                                                      -------------------- -------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
                                                      -------------------- -------------------- -------------------
Net cash provided by investing activities                                -                    -                   -
                                                      -------------------- -------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital Contributed by Shareholder                                       -                    -               2,753
Common Stock Issued for Cash                                             -                    -               1,000
                                                      -------------------- -------------------- -------------------
Net Cash Provided by Financing Activities                                -                    -               3,753
                                                      -------------------- -------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                              -                    -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                 -                    -                   -
                                                      -------------------- -------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                    $                  - $                  - $                 -
                                                      ==================== ==================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                            $                  - $                  - $                 -
  Franchise and income taxes                          $                  - $                  - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $6,000 for the period from April 2, 2001 (inception) to December 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Texas on April 2, 2001 under the name ILN Pelham Corporation to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. Since April 2, 2001, the Company is in the development stage, and has not commenced planned principal operations.

         The Company entered into a business combination and acquired all of the assets and liabilities of The Expresso Express, on October 2, 2001, pursuant to an agreement and plan of reorganization.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (Continued)

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

         Pursuant to an agreement and plan of reorganization dated December 31, 2001, the Company acquired all the assets of Motion Entertainment Group, a California partnership, and commenced the business operations formally conducted by Motion. The Company subsequently changed its name from Expresso Express, Inc. to Move Films, Inc. and discontinued all of its business activities in the drive-thru espresso business. This business combination was accounted for as a purchase. As part of that combination, the 20,000,000 shares of stock issued in the Expresso Express transaction were returned to the Company and canceled.

         Motion Entertainment Group was formed to engage in the business of development, production and distribution of full length feature film properties. The agreement and plan of reorganization required the Company to issue
15,000,000 shares to the general partners of Motion Entertainment Group in exchange for the 20,000,000 shares held by Jennifer Baker and Simon Gaunt, former directors which were then canceled.

         On January 2, 2002, the Company agreed to cancel the plan of reorganization with Motion and the 15,000,000 shares to be issued in that transaction were canceled as of December 31, 2001.

Nature of Business

         The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Move Films, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2004
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of December 31, 2002, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - COMMON STOCK TRANSACTIONS

         The Company issued 5,000,000 shares of common stock to ILN Industries, LLC for a total value of $1,000 on April 2, 2001. On October 2, 2001, ILN Industries, LLC returned the 5,000,000 shares to the Company for cancellation.

         The Company issued 5,000,000 shares of common stock to ILN Industries, LLC for a total value of $1,000 on October 2, 2001. On January 2, 2002, ILN Industries, LLC returned 4,000,000 shares to the company for cancellation.

         During October, 2001, 20,000,000 shares were issued pursuant to a plan of reorganization for a total of $2,000. The 20,000,000 shares were later returned for cancellation in December, 2001, and 15,000,000 shares were issued under the plan of reorganization dated December 31, 2001, in exchange for total assets of $7,800,000. The plan of reorganization dated December 31, 2001, was later rescinded, the 15,000,000 shares were returned for cancellation, effective December 31, 2001, and the $7,800,000 in assets were never received.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (Continued)

NOTE 7 - STOCK INCENTIVE PLAN

         During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan and issued 1,817,500 pursuant to the Stock Incentive Plan. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. Theses shares were recorded at a par value of $0.0001. In connection with issuance of the shares, $182 was recorded as consulting expense.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 25, 2005

Move Films, Inc.

By:  /s/  Stephen Stotesbery
     ------------------------------------
     Stephen Stotesbery
     President and Chief Executive Officer
    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/  Stephen Stotesbery
------------------------
Stephen Stotesbery                                                April 25, 2005
President and Chief Executive Officer
(Principal Executive Officer)


/s/  Terence O'Keefe
------------------------
Terence O'Keefe                                                   April 25, 2005
Secretary/Treasurer and Director
(Principal Financial and Accounting Officer)