Form 10QSB
period 2003-09-30
MOVE FILMS INC
filed 2005-05-05
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                -------------------------------------------------

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

                                Texas 76-0676166
 ------------------------------------------------------------------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 11, 2005 2,817,500


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                                MOVE FILMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            2,080  $            2,080
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001,  Authorized  20,000,0000  shares,  Issued 0 shares at September 30, 2003
    and December 31, 2002                                                                     -                   -
  Common Stock, par value $.0001,
    Authorized 100,000,000 shares, Issued 2,817,500 shares
    at September 30, 2003 and December 31, 2002                                             282                 282
  Paid-In Capital                                                                         3,653               3,653
  Deficit Accumulated During the Development Stage                                       (6,015)             (6,015)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,080)             (2,080)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $                -  $                -
                                                                             ==================  ==================















                                              See accompanying notes

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    since April
                                                                                                      2, 2001
                                                                                                     Inception
                               For the three months ended         For the nine months ended              of
                                     September 30,                      September 30,               development
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
                           ================ ================= ================  ================


















                                              See accompanying notes

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                 since April 2,
                                                                                                      2001
                                                             For the nine months ended            Inception of
                                                                   September 30,                  Development
                                                      ---------------------------------------
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

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         The Company has no products or services as of September 30, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

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

NOTE 2 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of September 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three and six months ended September 30, 2003 or 2002 because it is a shell company that has not commenced plan business operations.

         The Company had no costs of sales revenues for the three and six months ended September 30, 2003 or 2002 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 and $0 for the three and six month period ended September 30, 2003 and $0 and $0 for the same period in 2002.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working capital deficit of $2,080 at September 30, 2003 and $2,080 at December 31, 2002.

         Net stockholders' deficit in the Company was $2,030 as of September 30, 2003 and $2,030 at December 31, 2002.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2003, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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