Form 10KSB
period 2003-12-31
MOVE FILMS INC
filed 2005-05-05
CIK 1138659

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [x]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2003.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2003 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of December 31, 2003 was 2,817,500 shares.

Transitional Small Business Disclosure Format (check one): Yes___; No_X_

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS..............................................4
Item 2.   DESCRIPTION OF PROPERTIES............................................9
Item 3.   LEGAL PROCEEDINGS....................................................9
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..............................................9
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION...............................................11
Item 7.   FINANCIAL STATEMENTS................................................15
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................16
Item 8a. CONTROLS AND PROCEDURES..............................................16
Item 8b. OTHER INFORMATION....................................................16

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT....................................................16
Item 10. EXECUTIVE COMPENSATION...............................................16
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................17
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................17
Item 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................18
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................19

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

         The Company ceased all operating activities during the period from January 8, 2002 to December 31, 2004 and was considered dormant. Since December 31, 2003, the Company is in the development stage, and has not commenced planned principal operations.

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

EMPLOYEES

As of December 31, 2003, we had no employees.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

The Company currently does not maintain separate office space, since it is not actively engaged in operation of a business and instead is seeking to acquire an operating business. The Company maintains a mailing address however. We believe that office space will not be necessary in the near future. It is the goal of our management team to keep overhead costs low, thus office space will be acquired only when needed.

ITEM 3.  LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during 2003.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

As of December 31, 2003, there was no market for our common equity.

HOLDERS

There were approximately 28 holders of our common stock as of December 31, 2003.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2003, we did not sell any securities which were not registered.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(C) OF THE EXCHANGE ACT

MANAGEMENT DURING 2003

Names                        Title or Position             Ages

Stephen Stotesbery   President, CEO and Director             38
Terence O'Keefe      Secretary/Treasurer and Director        45

ITEM.  10.  EXECUTIVE  COMPENSATION

None of the executive officer's salary and bonus exceeded $100,000 during our last fiscal year. No officer or director received any compensation in 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2003 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Exhibits were previously filed.

(B)  REPORTS  ON  FORM  8-K

Reports on Form 8-K during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003:


                   Service                              2003
 -------------------------------------------   ----------------------
 Audit Fees                                    $                    -
 Audit-Related Fees                                                 -
 Tax Fees                                                           -
 All Other Fees                                                     -
                                               ----------------------
 Total                                         $                    -
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

                                MOVE FILMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  December 31, 2003 and 2002..............................................F - 3

Statements of Operations for the years ended
  December 31, 2003 and 2002 and the for the cumulative period from
  April 2, 2001 (inception of development stage) to December 31, 2003.....F - 4

Statement of Stockholders' Equity
  Since April 2, 2001 (inception) to December 31, 2003....................F - 5

Statements of Cash Flows for the years ended
  December 31, 2003 and 2002 and the for the cumulative period from
 April 2, 2001 (inception of development stage) to December 31, 2003......F - 6

Notes to Financial Statements.............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT




Move Films, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Move Films, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, and cash flows for the years then ended and the cumulative since April 2, 2001 (inception of development stage) to December 31, 2003, and the statement of stockholders' equity from April 2, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Move Films, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 11, 2005

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                        December 31,
                                                                          -----------------------------------------
                                                                                  2003                 2002
                                                                          -------------------- --------------------
Assets:                                                                   $                  - $                  -
                                                                          ==================== ====================

Liabilities:
 Accounts Payable                                                         $              2,080 $              2,080
                                                                          -------------------- --------------------


Stockholders' Equity:
  Preferred Stock, par value $.0001, Authorized 20,000,0000
    shares, Issued 0 shares at December 31, 2003 and 2002                                    -                    -
  Common Stock, par value $.0001,
    Authorized 100,000,000 shares, Issued 2,817,500 shares
    at December 31, 2003 and 2002                                                          282                  282
  Paid-In Capital                                                                        3,653                3,653
  Retained Deficit                                                                      (6,015)              (6,015)
  Deficit Accumulated During the Development Stage                                           -                    -
                                                                          -------------------- --------------------

     Total Stockholders' Equity                                                         (2,080)              (2,080)
                                                                          -------------------- --------------------

     Total Liabilities and Stockholders' Equity                           $                  - $                  -
                                                                          ==================== ====================















                    The accompanying notes are an integral part of these financial statements.

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                      since
                                                                                                     April 2,
                                                                                                       2001
                                                               For the year ended                  inception of
                                                                  December 31,                     development
                                                           2003                  2002                 stage
                                                   --------------------- --------------------- --------------------
Revenues:                                          $                   - $                   - $                  -

Expenses:
   General & Administrative                                            -                     -               (6,015)
                                                   --------------------- --------------------- --------------------

     Net Loss                                      $                   - $                   - $             (6,015)
                                                   ===================== ===================== ====================

Basic & Diluted Loss per Share                     $                   - $                   -
                                                   ===================== =====================

Weighted Average Shares Outstanding                            2,817,500             2,817,500
                                                   ===================== =====================



















                    The accompanying notes are an integral part of these financial statements.

                                MOVE FILMS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 2, 2001 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                                                                  Since
                                                                                                                 April 2,
                                                                                                                   2001
                                                                                                               Inception of
                                                                    Common Stock               Paid-In         Development
                                                               Shares        Par Value         Capital            Stage
                                                           --------------- --------------  ---------------- ------------------
Balance at April 2, 2001 (Inception)                                     - $            -  $              - $                -

Common stock issued for cash                                     1,000,000            100               900                  -
Contributed capital                                                      -              -             2,753                  -
Common stock issued with stock incentive plan                    1,817,500            182                 -                  -
Net loss                                                                 -              -                 -             (6,015)
                                                           --------------- --------------  ---------------- ------------------

Balance at December 31, 2001                                     2,817,500            282             3,653             (6,015)

Net Loss                                                                 -              -                 -                  -
                                                           --------------- --------------  ---------------- ------------------

Balance at December 31, 2002                                     2,817,500            282             3,653             (6,015)

Net Loss                                                                 -              -                 -                  -
                                                           --------------- --------------  ---------------- ------------------

Balance at December 31, 2003                                     2,817,500 $          282  $          3,653 $           (6,015)
                                                           =============== ==============  ================ ==================













                                   The  accompanying  notes are an integral part
of these financial statements.

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                       since
                                                                                                     April 2,
                                                                                                       2001
                                                                 For the year ended                Inception of
                                                                    December 31,                    Development
                                                             2003                  2002                Stage
                                                     --------------------- -------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                             $                   - $                  - $           (6,015)

Common Stock Issued for Services                                         -                    -                 182
Increase (Decrease) in Accounts Payable                                  -                    -               2,080
                                                     --------------------- -------------------- -------------------
  Net Cash Used in operating activities                                  -                    -              (3,753)
                                                     --------------------- -------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                -                    -                   -
                                                     --------------------- -------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital Contributed by Shareholder                                       -                    -               2,753
Common Stock Issued for Cash                                             -                    -               1,000
                                                     --------------------- -------------------- -------------------
Net Cash Provided by Financing Activities                                -                    -               3,753
                                                     --------------------- -------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                              -                    -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                 -                    -                   -
                                                     --------------------- -------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                   $                   - $                  - $                 -
                                                     ===================== ==================== ===================

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

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                   FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $6,000 for the period from April 2, 2001 (inception) to December 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                   FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                                                    (Continued)

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

Nature of Business

         The Company has no products or services as of December 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Move Films, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                   FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                                                    (Continued)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                   FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                                                   (Continued)

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

NOTE 5 - COMMITMENTS

         As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                                                 MOVE FILMS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                   FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                                                    (Continued)

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