Form 10KSB
period 2004-12-31
NEPTUNE INDUSTRIES, INC.
filed 2005-06-20
CIK 1138659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 2004

                        Commission File Number: 814-00681

                            NEPTUNE INDUSTRIES, INC.
                 (Name of Small Business Issuer in its charter)

                                MOVE FILMS, INC.
                   (Former Name if Changed Since Last Report)

                  Florida                                76-0676168
         (State of Incorporation)               (I.R.S. Employer I.D. Number)

                             2234 N. Federal Highway
                                    Suite 372
                              Boca Raton, FL 33034
                    (Address of principal executive offices)

        P.O. Box 6162, Burbank, CA 91510 (United States mailing address)
                  (Former address if changed since last report)

                                 (561)-482-8408)
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:                       NONE
Securities registered under Section 12(g) of the Act:               COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ ]Yes [x]No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2004.        None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2004 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of December 31, 2004 was 2,817,500 shares.

Transitional Small Business Disclosure Format (check one): Yes___; No_X_

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                     PART I


Item 1. DESCRIPTION OF BUSINESS............................................... 4

Item 2. DESCRIPTION OF PROPERTIES............................................. 9

Item 3. LEGAL PROCEEDINGS..................................................... 9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 9

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................ 9
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION................................................. 10
Item 7. FINANCIAL STATEMENTS................................................. 15
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................ 15

Item 8a. CONTROLS AND PROCEDURES............................................. 15

tem 8b.  OTHER  INFORMATION.................................................. 15

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT...................................................... 26
Item 10. EXECUTIVE COMPENSATION.............................................. 26
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................ 26
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 27
Item 13. EXHIBITS AND REPORTS ON FORM 8-K.................................... 28
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................. 29

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL HISTORY

Move Films, Inc. was incorporated on April 2, 2001, under the laws of the State of Texas under the name ILN Pelham Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On June 9, 2005, Move Films, Inc. merged into Neptune Industries, Inc., a Florida corporation, in a statutory merger under Texas law, Neptune Industries, Inc. was the surviving entity in the merger and Move Films, Inc. ceased to exist. Unless the context otherwise requires, all references to "the Company" "we" "our" "us" and other similar terms shall mean Move Films, Inc. as it existed on December 31, 2004, for which this report is filed, without regard to the effects of the subsequent merger. See, "Subsequent Events".

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

         The Company ceased all operating activities during the period from January 8, 2002 to December 31, 2004 and was considered dormant. Since December 31, 2004, the Company is in the development stage, and has not commenced planned principal operations.

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

        Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefit s to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

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

      There currently are no limitations on the Company's ability to borrow funds to effect a Merger. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Merger to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebted ness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, all the risks inherent thereto.

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

EMPLOYEES

As of December 31, 2004, we had no employees.

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

No matters were submitted to a vote of security holders during 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2004, there was no market for our common equity.

HOLDERS

There were approximately 28 holders of our common stock as of December 31, 2004.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2004, we did not sell any securities which were not registered.

TRANSFER AGENT AND REGISTRAR

Our transfer agent on December 31, 2004 was Integrity Stock Transfer, 3663 E. Sunset Road, Suite 102, Las Vegas, NV 89120.


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

To satisfy our cash requirements for the next twelve months, we will continue to seek out financing through equity or debt financing . In the event that we are unable to raise capital via equity/debt financing, our management will most likely continue to contribute funds towards our operations. If we are unable to raise capital and if our management stops or becomes unable to continue to pay our operating expenses, we may not be able to timely make our periodic reports required under the Exchange Act.

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

FUTURE CAPITAL REQUIREMENTS

We presently have no operating capital. We will require substantial additional funding in order to realize our goals of commencing nationwide marketing of our products and service s. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory to our Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities ,which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable
interest  entity's  assets,   liabilities  and  results  of  operations  in  its
consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities .. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities . SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

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

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs -an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

         In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Timesharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements for the Company.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included preceding the signature page to this report. See Item 13. for a list of the financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

SUBSEQUENT EVENTS.

On June 9, 2005, the Company merged into Neptune Industries, Inc., a Florida corporation which common shares trade on the Pink Sheets under the symbol NPNI. The merger was approved by the Board of Directors of each company and by a majority of the shareholders of each company. Under the terms of the merger, Move Films, Inc. merged into Neptune Industries, Inc., which is the surviving entity and Move Films, Inc. ceased to exist under Texas law with the filing of Articles of Merger in Texas. Each shareholder of Move Films, Inc. received one share of Neptune Industries, Inc. for each share of Move Films, Inc. issued and outstanding, for a total of 2,817,500 common shares of Neptune Industries, Inc.

As a result of the merger transaction, Stephen Stotesbery, our President and a director on December 31, 2004 and Terence M. O'Keefe, our Secretary/Treasurer and a director, have been replaced. The new officers and directors of the surviving entity, Neptune Industries, Inc., are:

ERNEST D. PAPADOYIANIS, CEO, PRESIDENT and CHAIRMAN

         Mr. Papadoyianis, age 46, has been an active figure in Seafood/aquaculture for over twenty two years. He has successfully implemented his production strategies in a diversity of aquaculture businesses throughout the world. He is the founder of Exotic Reef Technologies, Inc., and Marcon Development Corporation, and co-founder of Taurus Investments, Ltd. and Aquaculture Specialties, Inc. Mr. Papadoyianis is a contract COO and a Director of The Lobster Zone, Inc., and was a former Director in S.M.A.R.T., Inc. and The Watermark Corporation. He is also a member of the Board of Directors of the Striped Bass Growers Association, where he represents that sector of the industry. He has formulated business plans and management strategies for a number of prior and on-going businesses. His reputation as a top producer of quality products is well substantiated in both the aquaculture and seafood industries. He has appeared in, and has been interviewed for, numerous industry publications including Fish Farming News, Fish Farming International, South Florida Business Journal, etc. In May, 2005, he appeared on the CNBC's World Business Review with General Alexander Haig to discuss environmentally friendly technology.

         Over the last 15 years, Mr. Papadoyianis has engaged in the development and capitalization of emerging businesses. He had structured management teams and directed activities for new product development, design and engineering of new technology applications, website and CD marketing and promotional development, and international sales.

         Mr. Papadoyianis has a Masters Degree in Biology from Northeastern University. During this time, he was an integral part of a U.S. Government funded research team which involved the New England Aquarium, and explored the affects of drilling muds on benthic marine life. Shortly after the completion of this study, he was invited to join a U.S. Government funded research team from Harvard University. The team was formed to conduct an oceanographic and ecological impact study on a U.S. Nuclear Defense testing island in the South Pacific.

         Mr. Papadoyianis has served as a production supervisor for a number of aquaculture businesses including S.P. Engineering, Quality Pet Supply, O'Beirne Wholesale, and Aqualife Research Corporation. In this capacity, he has initiated hatchery protocol for the breeding, production and sale of over 60 species of freshwater and marine fish and shrimp. Included in these are certain food species including rainbow trout, coho salmon, tilapia, freshwater prawns, and bluegills. He also developed his own hatchery business in 1987 under Quality Pet Supply, where he supplied the bio-assay market with marine fish and shrimp for environmental testing.

         Throughout his career, Mr. Papadoyianis has succeeded in overcoming production problems at a diversity of aquaculture operations. His experience and technological know-how has led to production increases of 100-400% at all of his engagements, where dramatic improvements were realized in survival, growth, coloration, and elimination of disease. His experience with many fish and shrimp species has allowed him to become a pioneer in the culture of a number of new species on the commercial level as well. At the executive level, Mr. Papadoyianis has developed and written fish farming protocol for the commercial production of marine tropical fish and livestock.

         Mr. Papadoyianis has consulted on a variety of existing and potential farming businesses throughout the Caribbean, North America, and Europe.

XAVIER T. "SAL" CHERCH, CHIEF OPERATING OFFICER

         Mr. Cherch, age 68, has over 45 years of business experience in developing, initiating, and operating companies in a broad range of industries. Over the last eight years, he has devoted himself exclusively to the aquaculture industry. He is the co-founder of Taurus Investments, Ltd. and Aquaculture Specialties, Inc. He has served in an executive capacity for a number of privately held and public companies including Ford Motor Company. Mr. Cherch is the President and founder of Landa Financial Group, Inc. This investment and holding company has interests in the electronic security and access control industry including Low Voltage Systems, Inc., Holiday Springs Alarms, and Security Consultants. He is the founder of Quest International, Inc. and Meter Maid, Inc., and is the former owner of Corporate Consultants, Inc.

         Mr. Cherch has been responsible for the formation and funding of several privately companies, which he brought to the public as IPO's. He founded and was CEO of National Early Warning Systems, Inc. (N.E.W.S.), OTC, National Electronics and Design, Inc., OTC, and served as an executive officer of Lancer Industries, Inc., AMEX. Mr. Cherch was instrumental in the design and patenting of several products for Lancer Industries and its subsidiary Universal Fiberglass Industries, Inc. These products were the basis upon which both companies built manufacturing and distribution networks in the United States and Europe. In addition, Mr. Cherch owns or has patents pending on several other products.

         Mr. Cherch attended Seton Hall University and Montclair State Teachers College.

ROBERT HIPPLE, CHIEF FINANCIAL OFFICER

         Robert Hipple, age 60, is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ) companies. He also has extensive experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. He serves as Chairman and CEO of iWorld Projects & Systems, Inc., a publicly traded Business Development company under the Investment Company Act of 1940. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June, 2003, has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. He is also a member of the Board of Directors of Bronco Energy Fund, Inc., a public Business Development Company in the coal mining and related technologies market based in Tucson, Arizona and serves as Chair of the Audit Committee.

         Mr. Hipple received a B.A. degree in Economics and Finance from Wesleyan University, a J.D. and LLM degrees from Georgetown University Law Center, and completed the MBA program in finance at Emory University School of Business.

DR. GREGORY A. LEWBART, M.S., V.M.D., DIRECTOR

Dr. Lewbart, age 46, is an Assistant Professor of Aquatic Medicine at North Carolina State University, College of Veterinary Medicine, in Raleigh, N.C. He is the current Chairman of the International Association for Aquatic Animal Medicine, and the Program Chairman of the Aquatic Medicine Sections of the American Association of Zoo Veterinarians, and the North American Veterinary Conference. Dr. Lewbart has previously served as President of the University of Pennsylvania Wildlife Service; the Philadelphia Herpetological Society; and the Massachusetts Herpetological Society.

Dr. Lewbart has been active throughout the last decade diagnosing and treating freshwater and marine tropical fish diseases. In 1988, he was employed as the corporate veterinarian of O'Beirne Tropical Fish, Inc. and Greenway Farms, Inc. where he also managed the tropical fish wholesale operations and conducted experimentation on disease prophylaxis, nutrition, shipping solutions, and parasite and disease eradication. In 1993, he began his current position at North Carolina State University where he regularly lectures throughout the United States and internationally on fish diseases and related aquatic medicine.

DON C. TEWKSBURY, DIRECTOR

Mr. Tewksbury, age 56, is the founder and President of New England Pet Centers whose subsidiaries are Debby's Petland, a twelve store chain of full line pet stores and Quality Pet Supply. Quality Pet Supply is a full-line pet and pet supply distributor representing over 100 manufacturers of pet supplies and a complete freshwater and saltwater fish, small animal, bird, and reptile holding and distribution center. In the winter of 1994, Mr. Tewksbury opened The Pet Club, a 36,000 square foot super store/cash and carry wholesale pet center in Massachusetts which focuses on tropical fish and supplies. This wholesale/retail enterprise is one of the largest in the Northeast in both size and sales volume. Mr. Tewksbury is a national pet industry leader and has represented the retail industry on the Board of Directors of the Pet Industry Joint Advisory Council (PIJAC) which is a federation of leading pet industry retailers, distributors, livestock breeders and importers, manufacturers and associations. He is the state coordinator of PIJAC for Massachusetts and New Hampshire. In 1975, he was selected as the industry representative to participate in drafting the original pet store licensing legislation and represents the Massachusetts pet industry today on a task force updating current pet store regulations.

JAMES M. HARVEY, DIRECTOR

Mr. Harvey, age 56, is the Chairman and CEO of South Florida Aquaculture, Inc. where he has been an active figure in the State of Florida's aquaculture and water resource policy.

Mr. Harvey is a consultant for Florida Government Relations, Inc., a consulting practice centered around natural resource management, energy land use, and water supply planning in South Florida. Our clients include numerous groups interested in environmental water needs of Everglades and Florida Bay, as well as an important Indian tribe, educational and health care clients. Throughout his career in South Florida, Mr. Harvey has lobbied more than twenty major bills which became law.

Prior to joining Florida Government Relations in 1992, Mr. Harvey was the Planning Department Director for the South Florida Water Management District, where he was responsible for the development of local government programs to solve joint water management and land use problems through cooperative partnerships. He designed and implemented an interdisciplinary planning department to better plan for South Florida's water future and worked closely with the District Governing Board as a senior manager. He was responsible for the daily operations of the plans to improve Biscayne Bay. Indian River Lagoon, and Lake Okeechobee.

From 1983 to 1985, Mr. Harvey served as Deputy Executive Director for the South Florida Water Management District where he directed planning, administration, and management of all facets of the District's planning, financial budgetary, public information, land acquisition, and field operations. He managed a 16 county, 300 employee agency requiring a $30 million annual budget.

Mr. Harvey is, and has been, an advisor to or officer of, numerous government and environmental organizations including: Chairman, Vice Chairman and Secretary of the Florida Conservation Association; Advisor to the Governor's Commission for a Sustainable South Florida; Member of the Planning and Resource Management Committee for the Florida Keys; Member of the Save the Manatee Committee; and is currently sits on the Florida Aquaculture Review Council's food fish board for the allocation of annual grant monies to Florida's aquaculture industry.

Mr. Harvey has a B.A. in Political Science from Delta State University, and a M.S. in Urban Planning form Florida State University.


                             PRINCIPAL SHAREHOLDERS

The following table sets forth as of June 16, 2005, following the merger transaction with Neptune Industries, Inc., the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person owning more than 5% of the Company's outstanding Common Stock, and by all Officers and Directors.

Percentage:

Name                                          Shares of        Shares of            Percentage (3)
                                              common Stock (1) Preferred Stock (2)
--------------------------------------------- ---------------- -------------------- ---------------------------------
Ernest D. Papadoyianis (O,D) (4)                    3,000,000
                                                                           750,000                             31.7%
                                                                         1,750,000
--------------------------------------------- ---------------- -------------------- ---------------------------------
Xavier T. Cherch (O,D) (5)                          3,000,000
                                                                           750,000                             31.7%
                                                                         1,750,000
--------------------------------------------- ---------------- -------------------- ---------------------------------
Robert Hipple (O)                                      18,845                  ---                               .1%
--------------------------------------------- ---------------- -------------------- ---------------------------------
Gregory A. Lewbart (D)                                 12,500                  ---                               .1%
--------------------------------------------- ---------------- -------------------- ---------------------------------
Don C. Tewksbury (D)                                   12,500                  ---                               .1%
--------------------------------------------- ---------------- -------------------- ---------------------------------
James Harvey (D)                                       12,500                  ---                               .1%
--------------------------------------------- ---------------- -------------------- ---------------------------------
Stanley Hirschman                                         ---                  ---                               ---
--------------------------------------------- ---------------- -------------------- ---------------------------------
Philip Pearce                                             ---                  ---                               ---
--------------------------------------------- ---------------- -------------------- ---------------------------------
All officers and directors, as a group              4,224,780            4,000,000                             63.7%
--------------------------------------------- ---------------- -------------------- ---------------------------------

(1) Based upon 10,046,382 shares outstanding, following the one for six reverse split of the common stock of Neptune Industries, Inc. effective June 16, 2005.
(2) Neptune  Industries,  Inc.  has two classes of  preferred  stock  issued and outstanding at June 15, 2005. The 2005 Class A Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (750,000 shares) and Sal Cherch (750,000 shares) in payment and satisfaction of accrued salaries and expenses totaling $408,121 owed to them by the company. The 2005 Class A Preferred Stock is convertible into common shares on the basis of ten shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 2,500,000 shares if fully converted. The 2005 Class B Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (1,750,000 shares) and Sal Cherch (1,750,000 shares) in payment and satisfaction of accrued salaries and expenses totaling $185,000 owed to them by the company. The 2005 Class B Preferred Stock is convertible into common shares on the basis of six shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 3,500,000 shares if fully converted.
(3) Based on full dilution from the effect of converting both the 2005 Class A Convertible Preferred Stock and the 2005 Class B Convertible Preferred Stock to common stock, and resulting in 16,046,382 fully diluted common shares outstanding.
(4) Mr. Papadoyianis holds 2,089,059 common shares directly and is entitled to 1,250,000 common shares on conversion of the 2005 Class A Convertible Preferred Stock and 1,750,000 common shares on the conversion of the 2005 Class B Convertible Preferred Stock, a total of 5,089,059 fully converted common shares.
(5) Mr. Cherch holds 2,079,376 common shares directly and is entitled to 1,250,000 common shares on conversion of the 2005 Class A Convertible Preferred Stock and 1,750,000 common shares on the conversion of the 2005 Class B Convertible Preferred Stock, a total of 5,079,376 fully converted common shares.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

         On June 9, 2005, Move Films, Inc., a publicly-held Texas corporation, merged into Neptune Industries, Inc. and Subsidiaries, a Florida corporation. See "The Acquisition". The following unaudited pro forma condensed combined financial statements are based on the June 30, 2004 and March 31, 2005 historical financial statements of Neptune Industries, Inc. and Move Films, Inc. contained elsewhere herein, giving effect to the transaction under the purchase method of accounting, with Neptune Industries, Inc. treated as the acquiring entity for financial reporting purposes. The fiscal year end of Neptune Industries, Inc., June 30, has been continued as the fiscal year of the Surviving Corporation.

         The unaudited pro forma condensed combined balance sheet at June 30, 2004 presenting the financial position of the Surviving Corporation assumes the merger occurred as of June 30, 2004. The unaudited pro forma condensed combined statement of operations for the year ended June 30, 2004 presents the results of operations of the Surviving Corporation, assuming the acquisition was completed on July 1, 2004. The unaudited pro forma condensed combined balance sheet at March 31, 2005 presenting the financial position of the Surviving Corporation assumes the merger occurred as of March 31, 2005. The unaudited pro forma condensed combined statement of operations for the nine months ended March 31, 2005 presents the results of operations of the Surviving Corporation, assuming the acquisition was completed on July 1, 2004.

         The unaudited pro forma condensed combined financial statements have been prepared by management of Move Films, Inc. and Neptune Industries, Inc. based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of Move Films, Inc. and Neptune Industries, Inc. (including the notes thereto) included in this Form. See "FINANCIAL STATEMENTS."

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                  JUNE 30, 2004

                                                                                                                  Pro Forma
                                                         Neptune               Move             Pro Forma         Combined
                                                     Industries, Inc.      Films, Inc.         Adjustments         Balance
                                                    ------------------- ------------------- ------------------  ------------------
ASSETS
  Cash                                                         $37,958            $      -           $      -             $37,958
  Accounts Receivable                                            3,806                   -                  -               3,806
  Inventory                                                    275,756                   -                  -             275,756
                                                    ------------------- ------------------- ------------------  ------------------
     Total Current Assets                                      317,520                   -                  -             317,520
  Property and Equipment, Net                                  558,001                   -                  -             558,001
  Security Deposit                                               4,040                   -                  -               4,040
                                                    ------------------- ------------------- ------------------  ------------------
     Total Assets                                             $879,561            $      -           $      -            $879,561
                                                    =================== =================== ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable                                             $86,116              $2,080           $      -             $88,196
  Accrued Liabilities                                          821,241                   -                  -             821,241
  Current Portion of Long-Term Debt                             55,945                   -                  -              55,945
                                                    ------------------- ------------------- ------------------  ------------------
     Total Current Liabilities                                 963,302               2,080                  -             965,382
  Note Payable - Officers                                       70,000                   -                  -              70,000
  Note Payable                                                 201,973                   -                  -             201,973
  Convertible Note                                              50,000                   -                  -              50,000
                                                    ------------------- ------------------- ------------------  ------------------
     Total Liabilities                                       1,285,275               2,080                  -           1,287,355
                                                    ------------------- ------------------- ------------------  ------------------

Stockholders' Equity:
  Preferred Stock                                                    -                   -                  -                   -
  Common Stock                                                  33,796                 282              2,535  A           36,613
  Additional Paid in Capital                                 2,227,884               3,653            (8,550)  A        2,222,987
  Retained Earnings (Deficit)                              (2,667,394)                   -                            (2,667,394)
  Deficit Accumulated During the Development Stage                   -             (6,015)              6,015  A                -
                                                    ------------------- ------------------- ------------------  ------------------
     Total Stockholders' Equity (Deficit)                    (405,714)             (2,080)                  -           (407,794)
                                                    ------------------- ------------------- ------------------  ------------------

     Total Liabilities and Stockholders' Equity               $879,561            $      -           $      -            $879,561
                                                    =================== =================== ==================  ==================

See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2004

                                                                                                         Pro Forma
                                           Neptune               Move             Pro Forma               Combined
                                       Industries, Inc.      Films, Inc.         Adjustments              Balance
                                      ------------------- ------------------- ------------------     -------------------

Revenues                                        $320,838            $      -           $      -                $320,838
Cost of Sales                                    344,489                   -                  -                 344,489
                                      ------------------- ------------------- ------------------     -------------------

Gross Profit                                    (23,651)                   -                  -                (23,651)

Expenses:
   General & Administrative                      684,907                   -                  -                 684,907
                                      ------------------- ------------------- ------------------     -------------------
          Total Operating Expenses               684,907                   -                  -                 684,907
                                      ------------------- ------------------- ------------------     -------------------

Net Operating Income (Loss)                    (708,558)                   -                  -               (708,558)

Other Income (Expense):
   Interest Expense                             (69,695)                   -                  -                (69,695)
                                      ------------------- ------------------- ------------------     -------------------

Net Income (Loss)                             $(778,253)            $      -           $      -              $(778,253)
                                      =================== =================== ==================     ===================

Loss per share                        $           (0.03)            $      -           $      -      $           (0.02)
                                      =================== =================== ==================     ===================

Weighted average shares outstanding           30,519,787           2,817,500                                 33,337,287
                                      =================== ===================                        ===================


See accompanying notes to unaudited pro forma condensed combined financial statements.

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 2005

                                                                                                                  Pro Forma
                                                          Neptune               Move             Pro Forma        Combined
                                                      Industries, Inc.      Films, Inc.         Adjustments        Balance
                                                     ------------------- ------------------- ------------------  -----------------
ASSETS
  Cash                                                         $119,602            $      -           $      -           $119,602
  Accounts Receivable                                            51,819                   -                  -             51,819
  Inventory                                                     702,928                   -                  -            702,928
                                                     ------------------- ------------------- ------------------  -----------------
     Total Current Assets                                       874,349                   -                  -            874,349
  Property and Equipment, Net                                   529,929                   -                  -            529,929
  Security Deposit                                                8,327                   -                  -              8,327
                                                     ------------------- ------------------- ------------------  -----------------
     Total Assets                                            $1,412,605            $      -           $      -         $1,412,605
                                                     =================== =================== ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable                                              $86,115              $2,080           $      -            $88,195
  Accrued Liabilities                                         1,013,333                   -                  -          1,013,333
  Current Portion of Long-Term Debt                              65,748                   -                  -             65,748
                                                     ------------------- ------------------- ------------------  -----------------
     Total Current Liabilities                                1,165,196               2,080                  -          1,167,276
  Note Payable - Officers                                        70,000                   -                  -             70,000
  Note Payable                                                  258,282                   -                  -            258,282
  Convertible Note                                               50,000                   -                  -             50,000
                                                     ------------------- ------------------- ------------------  -----------------
     Total Liabilities                                        1,543,478               2,080                  -          1,545,558
                                                     ------------------- ------------------- ------------------  -----------------

Stockholders' Equity:
  Preferred Stock                                                     -                   -                  -                  -
  Common Stock                                                   33,796                 282              2,535  A          36,613
  Additional Paid in Capital                                  2,997,799               3,653            (8,550)  A       2,992,902
  Retained Earnings (Deficit)                               (3,162,468)                   -                  -        (3,162,468)
  Deficit Accumulated During the Development Stage                    -             (6,015)              6,015  A               -
                                                     ------------------- ------------------- ------------------  -----------------
     Total Stockholders' Equity (Deficit)                     (130,873)             (2,080)                  -          (132,953)
                                                     ------------------- ------------------- ------------------  -----------------

     Total Liabilities and Stockholders' Equity              $1,412,605            $      -           $      -         $1,412,605
                                                     =================== =================== ==================  =================

See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                                                                              Pro Forma
                                                Neptune               Move             Pro Forma               Combined
                                            Industries, Inc.      Films, Inc.         Adjustments              Balance
                                           ------------------- ------------------- ------------------     -------------------

Revenues                                             $429,881            $      -           $      -                $429,881
Cost of Sales                                         265,334                   -                  -                 265,334
                                           ------------------- ------------------- ------------------     -------------------

Gross Profit                                          164,547                   -                  -                 164,547

Expenses:
   General & Administrative                           577,232                   -                  -                 577,232
                                           ------------------- ------------------- ------------------     -------------------
          Total Operating Expenses                    577,232                   -                  -                 577,232
                                           ------------------- ------------------- ------------------     -------------------

Net Operating Income (Loss)                         (412,685)                   -                  -               (412,685)

Other Income (Expense):
   Interest Expense                                  (82,389)                   -                  -                (82,389)
                                           ------------------- ------------------- ------------------     -------------------

Net Loss                                           $(495,074)            $      -           $      -              $(495,074)
                                           =================== =================== ==================     ===================

Loss per share                             $           (0.02)            $      -           $      -      $           (0.01)
                                           =================== =================== ==================     ===================

Weighted average shares outstanding                33,796,375           2,817,500                                 36,613,875
                                           =================== ===================                        ===================

See accompanying notes to unaudited pro forma condensed combined financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

(1)      General

         In the acquisition involving Move Films, Inc. and Neptune Industries, Inc., Move Films, Inc. merged into Neptune Industries, Inc. in a statutory merger under Texas law, effective June 9, 2005. Neptune Industries, Inc. is considered the acquiring entity for financial reporting purposes. Under the Plan of Acquisition, Move Films, Inc.'s common stock shareholders received 2,817,500 shares of Neptune Industries, Inc.'s common stock in exchange for all of the outstanding common stock of Move Films, Inc. As a result of the acquisition, Move Films, Inc. ceased to exist under Texas law, and all of its assets, liabilities and obligations have been assumed by Neptune Industries, Inc.

(2)      Fiscal Year Ends

         The unaudited pro forma condensed combined statements of operations for the year ended June 30, 2004 and for the nine months ended March 31, 2005, include Move Films, Inc. and Neptune Industries, Inc. operations on a common fiscal year.

(3)      Pro Forma Adjustments

         The adjustments to the accompanying unaudited pro forma condensed combined balance sheet at June 30, 2004 are described below:

         A) Record acquisition of Move Films, Inc. by issuing 2,817,500 shares of Neptune Industries, Inc. common stock to the shareholders of Move Films, Inc. in exchange for 100 percent of Move Films, Inc.'s outstanding stock.

         The adjustments to the accompanying unaudited pro forma condensed combined balance sheet at March 31, 2005 are described below:

         A) Record acquisition of Move Films, Inc. by issuing 2,817,500 shares of Neptune Industries, Inc. common stock to the shareholders of Move Films, Inc. in exchange for 100 percent of Move Films, Inc.'s outstanding stock.

PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT

MANAGEMENT DURING 2004


Names                  Title or Position                            Ages
Stephen Stotesbery     President, CEO and Director                   39
Terence O'Keefe        Secretary/Treasurer and Director              46

ITEM. 10. EXECUTIVE COMPENSATION

None of the executive officer's salary and bonus exceeded $100,000 during our last fiscal year. No officer or director received any compensation in 2004

2001 STOCK INCENTIVE PLAN

We had registered 2,000,000 shares on Form S-8 pursuant the Securities Act of 1933. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to act as an incentive in motivating key employees, non-employee directors, legal counsel, and consultants to our Company to achieve long-term corporate objectives.

The Plan was approved by the Board of Director s (hereinafter referred to as the "Board") of our company, to be effective October 26, 2001. The Plan is intended to be a broad based plan which all employees of our Company are eligible for, and grants to be made to management personnel and members of the Board shall not exceed 50% of the total number of shares issuable under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2004 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

           TITLE OF NAME AND ADDRESS OF AMOUNT OF SHARES PERCENT CLASS
                  BENEFICIAL OWNER BENEFICIALLY OWNED OF CLASS
                                 (Common Shares)

                                                   Common Stock          Percent
Stephen Stotesbery                                      250                  <1%
President/Director
13325 Mulholland Drive
Beverly Hill, CA 90210

Terence O'Keefe                                         250                  <1%
Stock Secretary/Treasurer/Director
1041 N. Formosa Ave.
Santa Monica East Building, Suite 210
West Hollywood, CA 90046

Henry L. Jan                                        995,000                35.3%
15007 Grove Gardens
Houston, TX 77082

Common All Officers and Directors                       500                  <1%
as a Group


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

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

3.1.* Articles of Incorporation of ILN Pelham Corporation (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.2.* Bylaws of ILN Pelham Corporation (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.3.*    Certificate  of  Amendment  to Articles of  Incorporation  of ILNPelham
         Corporation   (incorporated   by  reference  to  Form  8-K/A  filed  on
         12/14/2001).

3.4.* Certificate of Amendment to Articles of Incorporation of Expresso Express, Inc (incorporated by reference to Form 8-K/A filed on 3/15/2002).

3.5 Articles of Merger of Move Films, Inc. into Neptune Industries, Inc. effective June 9, 2005.

3.6      Articles of Incorporation of Neptune Industries, Inc.

3.7      By-laws of Neptune Industries, Inc.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Exhibits were previously filed.

(b) REPORTS ON FORM 8-K
Reports on Form 8-K during the fourth quarter of 2004.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004:

                      Service                              2004
    --------------------------------------------  -----------------------
    Audit Fees                                    $                     -
    Audit-Related Fees                                                  -
    Tax Fees                                                            -
    All Other Fees                                                      -
                                                  -----------------------
    Total                                         $                     -
                                                  =======================

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Balance Sheets
  December 31, 2004 and 2003.............................................F - 3

Statements of Operations for the years ended
  December 31, 2004 and 2003 and the for the cumulative period from
  April 2, 2001 (inception of development stage) to December 31, 2004....F - 4

Statement of Stockholders' Equity
  Since April 2, 2001 (inception) to December 31, 2004...................F - 5

Statements of Cash Flows for the years ended
  December 31, 2004 and 2003 and the for the cumulative period from
  April 2, 2001 (inception of development stage) to December 31, 2004....F - 6

Notes to Financial Statements............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT




Neptune Industries, Inc.
(Formerly Move Films, Inc.)
(A Development Stage Company)

         We have audited the accompanying balance sheets of Neptune Industries, Inc. (formerly Move Films, Inc.) (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the years then ended and the cumulative since April 2, 2001 (inception of development stage) to December 31, 2004, and the statement of stockholders' equity from April 2, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Industries, Inc. (formerly Move Films, Inc.) (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 11, 2005

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                       December 31,
                                                                                2004                  2003
                                                                        --------------------- ---------------------
Assets:                                                                 $                   - $                   -
                                                                        ===================== =====================

Liabilities:
  Accounts Payable                                                      $               2,080 $               2,080
                                                                        --------------------- ---------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001, Authorized 20,000,0000
    shares, Issued 0 shares at December 31, 2004 and 2003                                   -                     -
  Common Stock, par value $.0001,
    Authorized 100,000,000 shares, Issued 2,187,500 shares
    at December 31, 2004 and 2003                                                         282                   282
  Paid-In Capital                                                                       3,653                 3,653
  Deficit Accumulated During the Development Stage                                     (6,015)               (6,015)
                                                                        --------------------- ---------------------

     Total Stockholders' Equity                                                        (2,080)               (2,080)
                                                                        --------------------- ---------------------

     Total Liabilities and Stockholders' Equity                         $                   - $                   -
                                                                        ===================== =====================
















   The accompanying notes are an integral part of these financial statements.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                  Cumulative
                                                                                                     since
                                                                                                   April 2,
                                                                                                     2001
                                                           For the year ended                    inception of
                                                              December 31,                        development
                                                        2004                  2003                   stage
                                               ---------------------- --------------------  -----------------------
Revenues:                                      $                    - $                  -  $                     -

Expenses:
   General & Administrative                                         -                    -                   (6,015)
                                               ---------------------- --------------------  -----------------------

     Net Loss                                  $                    - $                  -  $                (6,015)
                                               ====================== ====================  =======================

Basic & Diluted Loss per Share                 $                    - $                  -
                                               ====================== ====================

Weighted Average Shares Outstanding                         2,817,500            2,817,500
                                               ====================== ====================


















   The accompanying notes are an integral part of these financial statements.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 2, 2001 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                                                 Since
                                                                                                                April 2,
                                                                                                                  2001
                                                                                                              Inception of
                                                                    Common Stock               Paid-In        Development
                                                               Shares        Par Value         Capital           Stage
                                                           --------------- --------------  ---------------- ----------------
Balance at April 2, 2001 (Inception)                                     - $            -  $              - $              -

Common stock issued for cash                                     1,000,000            100               900                -
Contributed capital                                                      -              -             2,753                -
Common stock issued with stock incentive plan                    1,817,500            182                 -                -
Net loss                                                                 -              -                 -                -
                                                           --------------- --------------  ---------------- ----------------

Balance at December 31, 2001                                     2,817,500            282             3,653                -

Net Loss                                                                 -              -                 -                -
                                                           --------------- --------------  ---------------- ----------------

Balance at December 31, 2002                                     2,817,500            282             3,653                -

Net Loss                                                                 -              -                 -                -
                                                           --------------- --------------  ---------------- ----------------

Balance at December 31, 2003                                     2,817,500            282             3,653                -

Net Loss                                                                 -              -                 -                -
                                                           --------------- --------------  ---------------- ----------------

Balance at December 31, 2004                                     2,817,500 $          282  $          3,653 $              -
                                                           =============== ==============  ================ ================








   The accompanying notes are an integral part of these financial statements.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                       since
                                                                                                     April 2,
                                                                                                       2001
                                                                  For the period ended             inception of
                                                                      December 31,                  development
                                                                 2004               2003               stage
                                                          ------------------ ------------------ -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $                - $                - $            (6,015)

Common Stock Issued for Services                                           -                  -                 182
Increase (Decrease) in Accounts Payable                                    -                  -               2,080
                                                          ------------------ ------------------ -------------------
  Net Cash Used in operating activities                                    -                  -              (3,753)
                                                          ------------------ ------------------ -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                  -                  -                   -
                                                          ------------------ ------------------ -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital Contributed by Shareholder                                         -                  -               2,753
Common Stock Issued for Cash                                               -                  -               1,000
                                                          ------------------ ------------------ -------------------
Net Cash Provided by Financing Activities                                  -                  -               3,753
                                                          ------------------ ------------------ -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                -                  -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                   -                  -                   -
                                                          ------------------ ------------------ -------------------
Cash and Cash Equivalents
  at End of Period                                        $                - $                - $                 -
                                                          ================== ================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $                - $                - $                 -
  Franchise and income taxes                              $                - $                - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $6,000 for the period from April 2, 2001 (inception) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   (Continued)

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

Nature of Business

         The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Neptune Industries, Inc. (formerly Move Films, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   (Continued)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2004
                                   (Continued)

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

NOTE 5 - COMMITMENTS

         As of December 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   (Continued)

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

NOTE 8 - SUBSEQUENT EVENTS

         On June 7, 2005, a the Company merged with Neptune Industries and Subsidiaries, a Florida corporation. The merger was accounted for as a reverse merger, with Neptune Industries being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Neptune Industries, Inc. issued 2,817,500 shares of common stock for 100% of the outstanding common stock of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: June 16, 2005

Neptune Industries, Inc., formerly Move Films, Inc.

By: ___/s/ Ernest Papadoyianis_____
    Ernest Papadoyianis
    President and Chief Executive Officer
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Ernest Papadoyianis                                            June 16, 2005
-----------------------
President and Chief Executive Officer (Principal Executive Officer)
Director

/s/ Robert Hipple                                                  June 16, 2005
------------------

Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sal Cherch                                                     June 16, 2005
--------------
Director

/s/ Don Tewksbury                                                  June 16, 2005
-----------------
Director

/s/ James M. Harvey                                                June 16, 2005
-------------------
Director