Form 10QSB
period 2005-03-31
NEPTUNE INDUSTRIES, INC.
filed 2005-06-22
CIK 1138659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  [x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

      [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

                        Commission File Number: 021-64091

                            NEPTUNE INDUSTRIES, INC.
                 (Name of Small Business Issuer in its charter)

                  Florida                         65-0838060
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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [x]Yes  [ ]  No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                                                             [ ]  Yes  [ ]  No

                      Applicable Only to Corporate Issuers

The number of shares  outstanding of each of the issuer's classes of such common
equity, as of June 15, 2005 was : Common Shares              10,046,382 shares.
                                  Class A preferred Shares    1,500,000 shares
                                  Class B Preferred Shares    3,500,000 shares

Transitional Small Business Disclosure Format (check one): Yes___; No_X_

                                   FORM 10-QSB
                           PERIOD ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

                                     PART I


Item 1. FINANCIAL STATEMENTS.................................................. 4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATIO...............N.................................... 17

Item 3. CONTROLS AND PROCEDURES.............................................. 24

                                     PART II

Item 1. LEGAL PROCEEDINGS.....................................................24

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS................................................. 24

Item 3. DEFAULTS UPON SENIOR SECURITIES...................................... 25

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 25

Item 5. OTHER INFORMATION.................................................... 25

Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 25

                                     Part I.

Item 1.  Financial Information.


                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,           December 31,
                                                                                   2005                 2004
                                                                           --------------------  ------------------
Assets:                                                                    $                  -  $                -
                                                                           ====================  ==================

Liabilities - Accounts Payable                                             $              2,080  $            2,080
                                                                           --------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001, Authorized 20,000,0000
    shares, Issued 0 shares at March 31, 2005
    and December 31, 2004                                                                     -                   -
  Common Stock, par value $.0001,
    Authorized 100,000,000 shares, Issued 2,817,500 shares
    at March 31, 2005 and December 31, 2004                                                 282                 282
  Paid-In Capital                                                                         3,653               3,653
  Deficit Accumulated During the Development Stage                                       (6,015)             (6,015)
                                                                           --------------------  ------------------

     Total Stockholders' Equity                                                          (2,080)             (2,080)
                                                                           --------------------  ------------------

     Total Liabilities and Stockholders' Equity                            $                  -  $                -
                                                                           ====================  ==================















                             See accompanying notes

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Cumulative
                                                                         since April
                                                                           2, 2001
                                                                          Inception
                                   For the three months ended                of
                                            March 31,                    development
                                     2005               2004                stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:                                      -                  -               6,015
                              ------------------  -----------------   -----------------

     Net Loss                 $                -  $               -   $          (6,015)
                              ==================  =================   =================

Basic &
Diluted loss
 per share                    $                -  $               -
                              ==================  =================

Weighted Average
Shares Outstanding                     2,817,500          2,817,500
                              ==================  =================

















                             See accompanying notes

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since April 2,
                                                                                                        2001
                                                               For the three months ended           Inception of
                                                                        March 31,                   Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $               -  $                -  $           (6,015)
Common Stock Issued for Services                                          -                   -                 182
Increase (Decrease) in Accounts Payable                                   -                   -               2,080
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -              (3,753)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital Contributed by Shareholder                                                                            2,753
Common Stock Issued for Cash                                              -                   -               1,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -               3,753
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of March 31, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Nature of Business

         The Company has no products or services as of March 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

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

NOTE 2 - INCOME TAXES

         As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                            NEPTUNE INDUSTRIES, INC.
                           (Formerly Move Films, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of March 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                  JUNE 30, 2004

                                                                                                                   Pro Forma
                                                         Neptune               Move             Pro Forma          Combined
                                                     Industries, Inc.      Films, Inc.         Adjustments          Balance
                                                    ------------------- ------------------- ------------------  -------------------
ASSETS
  Cash                                                         $37,958            $      -           $      -              $37,958
  Accounts Receivable                                            3,806                   -                  -                3,806
  Inventory                                                    275,756                   -                  -              275,756
                                                    ------------------- ------------------- ------------------  -------------------
     Total Current Assets                                      317,520                   -                  -              317,520
  Property and Equipment, Net                                  558,001                   -                  -              558,001
  Security Deposit                                               4,040                   -                  -                4,040
                                                    ------------------- ------------------- ------------------  -------------------
     Total Assets                                             $879,561            $      -           $      -             $879,561
                                                    =================== =================== ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable                                             $86,116              $2,080           $      -              $88,196
  Accrued Liabilities                                          821,241                   -                  -              821,241
  Current Portion of Long-Term Debt                             55,945                   -                  -               55,945
                                                    ------------------- ------------------- ------------------  -------------------
     Total Current Liabilities                                 963,302               2,080                  -              965,382
  Note Payable - Officers                                       70,000                   -                  -               70,000
  Note Payable                                                 201,973                   -                  -              201,973
  Convertible Note                                              50,000                   -                  -               50,000
                                                    ------------------- ------------------- ------------------  -------------------
     Total Liabilities                                       1,285,275               2,080                  -            1,287,355
                                                    ------------------- ------------------- ------------------  -------------------

Stockholders' Equity:
  Preferred Stock                                                    -                   -                  -                    -
  Common Stock                                                  33,796                 282              2,535  A            36,613
  Additional Paid in Capital                                 2,227,884               3,653            (8,550)  A         2,222,987
  Retained Earnings (Deficit)                              (2,667,394)                   -                             (2,667,394)
  Deficit Accumulated During the Development Stage                   -             (6,015)              6,015  A                 -
                                                    ------------------- ------------------- ------------------  -------------------
     Total Stockholders' Equity (Deficit)                    (405,714)             (2,080)                  -            (407,794)
                                                    ------------------- ------------------- ------------------  -------------------

     Total Liabilities and Stockholders' Equity               $879,561            $      -           $      -             $879,561
                                                    =================== =================== ==================  ===================

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

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 2005

                                                                                                                   Pro Forma
                                                        Neptune               Move             Pro Forma           Combined
                                                    Industries, Inc.      Films, Inc.         Adjustments           Balance
                                                   ------------------- ------------------- ------------------  --------------------
ASSETS
  Cash                                                       $119,602            $      -           $      -              $119,602
  Accounts Receivable                                          51,819                   -                  -                51,819
  Inventory                                                   702,928                   -                  -               702,928
                                                   ------------------- ------------------- ------------------  --------------------
     Total Current Assets                                     874,349                   -                  -               874,349
  Property and Equipment, Net                                 529,929                   -                  -               529,929
  Security Deposit                                              8,327                   -                  -                 8,327
                                                   ------------------- ------------------- ------------------  --------------------
     Total Assets                                          $1,412,605            $      -           $      -            $1,412,605
                                                   =================== =================== ==================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable                                            $86,115              $2,080           $      -               $88,195
  Accrued Liabilities                                       1,013,333                   -                  -             1,013,333
  Current Portion of Long-Term Debt                            65,748                   -                  -                65,748
                                                   ------------------- ------------------- ------------------  --------------------
     Total Current Liabilities                              1,165,196               2,080                  -             1,167,276
  Note Payable - Officers                                      70,000                   -                  -                70,000
  Note Payable                                                258,282                   -                  -               258,282
  Convertible Note                                             50,000                   -                  -                50,000
                                                   ------------------- ------------------- ------------------  --------------------
     Total Liabilities                                      1,543,478               2,080                  -             1,545,558
                                                   ------------------- ------------------- ------------------  --------------------

Stockholders' Equity:
  Preferred Stock                                                   -                   -                  -                     -
  Common Stock                                                 33,796                 282              2,535  A             36,613
  Additional Paid in Capital                                2,997,799               3,653            (8,550)  A          2,992,902
  Retained Earnings (Deficit)                             (3,162,468)                   -                  -           (3,162,468)
  Deficit Accumulated During the Development Stage                  -             (6,015)              6,015  A                  -
                                                   ------------------- ------------------- ------------------  --------------------
     Total Stockholders' Equity (Deficit)                   (130,873)             (2,080)                  -             (132,953)
                                                   ------------------- ------------------- ------------------  --------------------

     Total Liabilities and Stockholders' Equity            $1,412,605            $      -           $      -            $1,412,605
                                                   =================== =================== ==================  ====================

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Neptune Industries, Inc., (the "Company") was incorporated in the State of Florida on May 8, 1998. It operates on a June 30, 2005 fiscal year. Its common shares are traded on the Pink Sheets under the symbol NPNI. Since its inception, the Company has been engaged in aquaculture (fish farming) through its wholly-owned subsidiary, Blue Heron Aqua Farms, LLC, in Florida City, Florida and in the development of new technologies for aquaculture and related marine uses. On June 9, 2005, the Company merged with Move Films, Inc., a Texas corporation, with the Company as the surviving entity. The merger was reported in the Company's 10-KSB report filed with the SEC on June 17, 2005.

The Company's mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to the Company's business model is the patent-pending S.A.F.E.(TM) (Solar-powered, Aquaculture, Finfish, Environment) technology. S.A.F.E.(TM) provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance the Company's business model. The final strategic phase of the Company's mission involves the utilization of its publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow the Company to expand, diversify, and integrate its technology in the most efficient capacity.

The founders of the  Company,  Messrs.  Ernest D.  Papadoyianis  and X.T.  "Sal"
Cherch began designing and testing what today is known as the S.A.F.E.(TM) System over 8 years ago. The S.A.F.E.(TM) system is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune has spent over 6 years and more than three million dollars in completing the development of the S.A.F.E.(TM) system, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through its subsidiary, Blue Heron Aqua Farms, LLC.

Blue Heron operates a spectacular 48 acre fish farm in Florida City, FL that incorporates a "one of a kind" flow-through environment which is virtually extinct in the U.S. today. In October, 2004, management completed a state-of-the-art nursery expansion in order to increase production capacity of its sashimi quality hybrid striped bass (branded as EVERGLADES STRIPED BASS(TM)) by over 25%. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of its site under production at this time, the Company estimates that it can produce close to 2 M lbs of fish/year from this site alone.

Prior to the formation of Blue Heron, the founders continued their prior efforts toward exploiting a unique and abundant resource in South Florida. Massive, yet pristine quarry lakes spread throughout the state and provide an ideal environment for fish production. Management focused its efforts on further research and development of the various components of the S.A.F.E.(TM) system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be fed at specific times of the day. This insures a more rapid growth rate, with less waste. Through the development and operation of three previous pilot farms, Neptune improved its technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, Neptune successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). The Company's farms purchase fingerling fish, raise the product to market size (1.25-2+ lbs), then harvest and distribute it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management has proven that its unique, low-cost production strategy, technology, and existing distribution allow it to bring its products to market faster and cheaper than the competition.

DEVELOPMENT STRATEGY

Having established a strong distribution network for its fresh farm raised seafood products throughout the United States, Canada and the Caribbean, the Company has focused its attention on a 3 phase expansion program at its Florida City site in order to meet market demand. In addition, the Company has moved into the final stages of preparation for the commercial production of the S.A.F.E.(TM) System.

         FARMING OPERATIONS

The Company is poised to expand its facilities, diversify its production, and vertically integrate its operations. Neptune intends to produce over 2 million pounds of hybrid striped bass, redfish, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and utilize its effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of Neptune's commercial aquaculture expertise, management and technology, teamed with the expansive 48 acre fish farm facility, has created one of the most premier commercial operations on the east coast and perhaps the U.S.

In addition to the Florida City site, the Company has entered discussions with four of the largest mining companies in South Florida to lease prime quarry lake sites. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant in South Florida and offer tremendous opportunity for development. Quarry sites are intended to be developed utilizing S.A.F.E.(TM) System technology which was designed and engineered from years of practical experience in commercial production in S. Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay for infrastructure and lease payments.

         TECHNOLOGY

The S.A.F.E.(TM) System incorporates many features which make it suitable for use in all parts of the world. The Company continues to be deluged with inquiries.

The S.A.F.E.(TM) System is a floating, articulating, patent pending containment system which utilizes alternative energy to power many of its components. The system can be utilized as a stand alone single tank (an Eco-Tank(TM)) in a variety of sizes or several tanks can be interconnected into "Eco-pods(TM)". In an Eco-pod(TM) configuration, each tank is connected to another via an underwater conveyance pipe. This allows the operator to move fish from tank to tank with out removing them from the water, or handling. Therefore, an Eco-pod(TM) system actually becomes a self contained nursery and grow-out area. An automated solar powered feeding system and a revolutionary waste collection system insure rapid growth without contamination of surrounding waters. Since each tank has solid sides, predators cannot get in, crops cannot escape, and in the event of contamination of surrounding waters, the crops can be isolated and protected.

         OTHER AREAS OF DEVELOPMENT

The Company's future development plans expand far beyond it South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of its S.A.F.E.(TM) System technology. Whether land or lake based operations, the Company's strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

Risk Factors.

UNCERTAINTY OF PRODUCT DEVELOPMENT

The Company is in the development stage and has realized only limited material operating revenues. The Company's targeted products are in various stages of analyses, development and testing. Most of the products will require further development and investment before they can be determined to be capable of being successfully commercialized. During the development stage, significant technical and practical obstacles may be identified which may need to be overcome for commercial viability or prior to obtaining necessary regulatory approvals. Furthermore, some of the Company's proposed products which are successfully developed might be subject to requisite regulatory approval prior to their commercial sale, which may not be obtained. No assurance can be given that the Company will succeed in the development, governmental approval or marketing of any product.

The Company cannot achieve profitable operations unless its products are successfully commercialized or licensed. The Company does not expect to achieve significant revenues to finance its research activities. The transition from test trials to commercial production will involve distinct management and technical challenges and will require additional personnel and capital. There can be no assurance that these development efforts will be successful or that any given product will be effective, capable of being manufactured in commercial quantities at an acceptable cost, approved by appropriate regulatory authorities, successfully marketed or that capital will be available when needed.

UNCERTAINTY OF FUTURE PROFITABILITY

The Company has not been profitable since inception and there can be no assurance that the Company will ever achieve profitability. For the period from inception to March 31, 2005, the Company incurred losses. The Company has generated certain material operating revenues however expects operating losses to increase over the near future. Thus, there can be no assurance that the Company will be able to obtain outside financing for its operations that will be sufficient to meet the Company's operating expenses. The Company's financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to achieve profitability will depend in part on completing research and development on, and obtaining regulatory approvals for, its proposed products and successfully licensing or commercializing its products. Until completion of the sale of the Common Shares, the Company had depended on modest equity investments and spent minimal amounts on operating expenses. As a result, the level of the Company's research and development activities has been lower than such activities would have been with greater financial resources. While the Company believes it has nonetheless made significant progress in its research and development, financial limitations on the Company's activities may have a material adverse effect on the Company in the future. No assurance can be given that the Company will be able to complete sales of the Common Shares offered hereby, or that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed successfully or that profitability will be achieved. See "Business."

NO MARKET RESEARCH OF POTENTIAL DEMAND FOR PRODUCTS.

The Company has neither conducted nor have others made available to it results of market research such that management might have absolute assurance from which to estimate potential demand for its products. There is no assurance that sufficient market penetration can be achieved so that planned production is absorbed by the market in the event such a demand can be identified.

FUTURE CAPITAL NEEDS; INABILITY TO ACCESS CAPITAL MARKETS

The Company will continue to expend substantial funds on research and development and commercialization efforts for its products. As of June 15, 2005, the Company did not have any significant reserves of cash (See "Financial

Statements). The Company will require additional funds for these purposes and will seek funds through equity financing, debt financing, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available to the Company on acceptable terms, or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

DEPENDENCE ON OTHERS; LIMITED COMMERCIAL EXPERIENCE

The Company has not yet commercially introduced any new products. To be successful, the Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. At present, the Company has limited commercial manufacturing operations. The Company will either need to provide such operations internally or license or subcontract the manufacturing and/ or distribution of its products in order to achieve acceptable production and/or sales levels. To the extent that the Company determines not to, or is unable to, enter into joint marketing, distribution or manufacturing arrangements or to arrange third party distribution or manufacturing for its products, significant additional capital expenditures, management resources and time will be required to develop manufacturing capabilities, a sales force and a distribution network. There can be no assurance that the Company will be able to establish such capabilities, sales force or network or enter into such joint marketing, distribution or manufacturing arrangements or be successful in gaining market acceptance for its products. In addition, the introduction of the Company's products in foreign markets normally requires obtaining foreign regulatory approvals and particular marketing expertise. There can be no assurance that the Company will be able to market its products successfully in the U.S. or overseas.

RAPID TECHNOLOGICAL ADVANCEMENT; COMPETITION

Aquaculture is a rapidly evolving field in which developments are likely to continue at a rapid pace. Technological competition from aquacultural companies and others diversifying into the field is intense and expected to increase. Many of these companies have significantly greater research and development, marketing, financial and managerial resources than the Company and, therefore, represent significant competition for the Company. Moreover, competitors which are able to complete trials, obtain required regulatory approvals and commence commercial sales of their products before the Company may enjoy a significant competitive advantage. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments.

OPERATING HAZARDS.

The Company's operations are subject to the hazards faced by any food production company, most especially contamination from outside sources. Also, outside agents introduced into its products may cause personal injury to a consumer. Should the Company sustain an uninsured loss or liability, its ability to continue operations would in all likelihood be adversely affected.

UNCERTAINTY OF  AQUACULTURE BUSINESS.

The Aquaculture business is subject to many factors outside management's control, which factors may have a proportionately greater impact on small, less established firms such as the Company. The Seafood and aquaculture industries are affected by a multitude of factors, including changes in the general market for such products, weather, disease and other natural phenomena, as well as national and international economic conditions. The competition among present suppliers is based on numerous factors, including the type and quality of available product, as well as other factors, including access to areas throughout the world where fish and rock are available for commercial purposes. Given the anticipated small size of the Company even after this offering has closed and the proceeds have been applied as planned, the business of the Company will remain fragile and even more vulnerable to these factors than will businesses generally.

COMPETITION

The Company is an insignificant participant in the seafood industry. Management believes it may successfully compete due to its proprietary techniques and management's knowledge and experience. However, the Company is at a significant competitive disadvantage compared to its competitors which have successfully commercialized and obtained nation-wide distribution. Such national companies, as well as some other well-established local brands, have significantly greater financial resources and marketing strength than does the Company.

SUBSTANTIAL DILUTION

The shares of Common Stock held by a majority of Company's present stockholders were purchased for prices significantly lower than the Offering price. At June 15, 2005, the Company had approximate book value of $(0.0234) per share of Common Stock.

DIVIDENDS

Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, to provide funds for the operation of its business and accordingly, does not anticipate paying any cash dividends on its Common Stock in the future.

CONFLICTS OF INTEREST

The Company relies on certain of its Directors and executive officers who have experience that is germane to the evaluation and development of the Company's products and assisting the Company in formulating its product research and development strategy. Some of the members of the Board of Directors are employed other than by the Company and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

DEPENDENCE ON KEY MANAGEMENT

The development of the Company's business and operations has been and will be materially dependent upon the active participation of Messrs. Papadoyianis and Cherch. The loss of the services of either of these key personnel or other key employees of the Company would have a material adverse effect on the ability to attract and retain qualified employees, particularly management employees.

LIMITED ASSETS OF THE COMPANY.

The Company has limited tangible assets. Any business activity that the Company undertakes will likely require substantial capital. In addition, the Company may incur substantial costs in connection with its search and negotiations for business opportunities, which may further deplete the limited assets of the Company.

RISKS INVOLVED IN SALES TO DEVELOPING OR UNSTABLE BUSINESSES.

The Company may provide its products to new or developing companies, which would increase its business risks. There are substantial risks inherent in doing business with companies which do not possess the financial soundness of more seasoned companies. These companies have little or no assets and are financially unstable. The abilities of these companies to pay the Company fully for its products, and, therefore, the ability of the Company to operate profitably, may therefore be deemed to be of a high risk dependent upon numerous factors outside the control of the Company.

GOVERNMENT REGULATION.

As with most companies engaged in general business operations, from time to time, and depending upon the success of its proposed operations, the Company will be subject to a wide variety of federal, state and local zoning and building codes, statutes, rules and regulations, including: Anti-Trust Laws; Labor Relations Laws; Federal and State Labor Laws; Federal Trade Commission and State Trade Laws; Environmental Protection Laws, the Americans With Disabilities Act, and the Occupational & Safety Health Administration (OSHA) and other government regulatory mandates.

RULE 144 STOCK SALES.

All of the shares presently issued and outstanding, except for those shares issued to seed capital investors are restricted securities as defined by Rule
230.144 of the Act. Under the recent amendments to Rule 144, such shares may be sold in public transactions after a one year holding period, subject to certain restrictions: I) on the manner of sale; II) the quantity allowed to be sold in each 90 day period; iii) the availability of 'public' information; and iv) the filing of a Form 144 Notice with the SEC. After a two year holding period, non-affiliates may sell Shares under Rule 144(k) without regard to the stated restrictions. The sale of any of such shares may have a negative and detrimental effect upon the trading market (assuming such exists) at the time of sale.

PENNY STOCK REGULATIONS.

While there is no assurance that a public trading market will be established and maintained, in the event that such does occur, the Securities And Exchange Commission has established specific regulations and rules for low priced securities classified as penny stocks. Subject to certain exemptions, securities which trade at less than $5.00 per share may be deemed penny stocks and trading would be subject to regulations requiring the broker/dealers to comply with specific disclosure and customer qualification standards. Should the Company's shares trade at less than $5.00 and therefore be regarded as a penny stock, there may be significant negative and detrimental effects on the trading market from broker compliance with such regulations and rules.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-B

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

         (b) Reports on Form 8-K

                   None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Neptune Industries, Inc. has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: June 20, 2005

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director




By:  /s/  Robert Hipple
------------------------------------
Robert Hipple
Chief Financial Officer