Form 10KSB
period 2005-06-30
NEPTUNE INDUSTRIES, INC.
filed 2005-09-01
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934
                                    For the fiscal year ended June 30, 2005

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act
    Of 1934
                                    For the transition period from ___ to ____

                                    Commission File Number: 000-32691

                            NEPTUNE INDUSTRIES, INC.
                 (Name of Small Business Issuer in its charter)

             Florida                                65-0838060
      (State of Incorporation)        (I.R.S. Employer Identification. Number)

2234 N. Federal Highway, Suite 372, Boca Raton, FL          33431
   (Address of principal executive offices)               (Zip Code)

          (561)-482-6408)
    (Issuers telephone number)

Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class:          Name of Exchange on Which registered:
______________________________________  _____________________________________

______________________________________  _____________________________________

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any  amendment to this Form 10-KSB.                      [ ]

State the issuers revenues for its most recent fiscal year.         $629,233

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. $6,307,851 as of June 30, 2005

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to by filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.             [ ] Yes   [ }  No

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuers classes of Common equity, as of the latest practicable date.

The outstanding shares of registrants common equity at June 30, 2005 was as follows:

       Common Stock                             10,532,633 shares.
       Class A Preferred Stock                   1,500,000 shares
       Class B Preferred Stock                   3,500,000 shares

The Class A Preferred Shares are convertible under specified circumstances into 2,500,000 shares of our common stock. The Class B Preferred Shares are convertible under specified circumstances into 3,500,000 shares of our common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): Yes___; No_X_


















                                      -2-
                                    FORM 10-KSB
                             YEAR ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

                                     PART I


Item 1. DESCRIPTION OF BUSINESS............................................... 4

Item 2. DESCRIPTION OF PROPERTY............................................... 8

Item 3. LEGAL PROCEEDINGS..................................................... 9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 9

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................ 9
Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION................................................. 13
Item 7. FINANCIAL STATEMENTS................................................. 17
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................ 18

Item 8A. CONTROLS AND PROCEDURES............................................. 18

Item 8B. OTHER  INFORMATION.................................................. 18

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT...................................................... 18
Item 10. EXECUTIVE COMPENSATION.............................................. 22
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ....................................................... 24
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 25
Item 13. EXHIBITS ........................................................... 25
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................. 26

SIGNATURES .................................................................. 27














                                   -3-
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL HISTORY

Neptune Industries, Inc. (the Company) was incorporated in the State of Florida in May, 1998. It has been engaged since then in the aquaculture industry, developing new technology and also operating a working fish farm near Florida City, Florida. On June 9, 2005, Move Films, Inc. merged into the Company, in a statutory merger under Texas law, Neptune was the surviving entity in the merger and Move Films, Inc. ceased to exist.

Unless the context otherwise requires, all references to the Company, we, our, us, and other similar terms shall mean Neptune
Industries, Inc.

BUSINESS

Neptune Industries, Inc. is a public Florida corporation (OTC-NPDI) formed in May, 1998. Our mission has been to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing technology based fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending S.A.F.E. (Solar-powered, Aquaculture, Finfish, Environment) technology. S.A.F.E. provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. We have already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission will be to engage in a roll-up of the highly fragmented aquaculture and seafood industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

Our founders, Messrs. Ernest D. Papadoyianis and Xavier T. (Sal) Cherch began designing and testing what today is known as the S.A.F.E. System over 8 years ago. The S.A.F.E. system is designed to address and resolve the concerns of environmentalists and to minimize or eliminate adverse environmental effects. Through a contractual arrangement with our founders, we have spent more than $3 million dollars in perfecting production methods, performing market analyses, acquiring lease sites, furthering development of the S.A.F.E. system, and creating a cornerstone production facility through our subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron). Mr. Papadoyianis and Mr. Cherch have granted Neptune the exclusive right to use this technology in North America and the right of first refusal to use the technology in other parts of the world.

Blue Heron operates a forty-eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind, flow-through environment which is virtually extinct in the U.S. today. In October, 2004, we completed a state of the art nursery expansion in order to increase production capacity of our sashimi quality hybrid striped bass (branded as Everglades Striped Bass) by over 25

                                  -4-
percent. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the forty eight acre site under production at this time, we will be able to substantially increase production as additional acreage is added to the production capability.

Currently, we distribute our products through wholesale distributors who pick up the fresh fish at our Florida City, Florida fish farm and distribute the product nationwide. In addition, some local Florida customers pick up the product themselves at the farm site. We do not currently distribute any product ourselves, although our business plan is to expand our capabilities into both production and distribution.

Prior to the formation of Blue Heron, our founders continued their prior efforts toward exploiting a unique and abundant resource in South Florida. Massive, yet pristine quarry lakes spread throughout the state and provide an ideal environment for fish production. Management focused its efforts on further research and development of the various components of the S.A.F.E. system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be distributed at specific times of the day. This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farm purchases fingerling fish, raises the product to market size(1.25-2+ lbs), then harvests and distributes it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low- cost production strategy, technology, and existing distribution allow us to bring our products to market faster and cheaper than our competition.

Suppliers

Although we purchase fingerling fish stock for our farming operations primarily from two suppliers, we are not dependent on any one supplier for our feed stock. There are a substantial number of sources for feed stock which we can use to maintain our current production and to expand as we open additional acreage to production. It is also part of our business plan to acquire one or more fingerling production farms in the future, so that we can grow our own fingerlings and control the quality, price and availability of feed stock.

Competition

Competition for our products derive from two industries as well as for two distinctly different products. Our involvement in fresh seafood production operations, and the development of disruptive technologies for controlled production systems are addressed in different capacities below;




                                  -5-
Seafood

The competition for seafood products in the United States is significant.
With over 78 % of all seafood consumed in the U.S. being imported, the competition for our U.S. market is worldwide. More reasonable labor and land costs in foreign countries has a significant impact of the cost of production, and in many instances offsets the costs of freight. Our market penetration has focused on eco-friendly production, sustainable species, and providing our customers the freshest product available. This focus has allowed us to compete and grow in a market that is dominated by companies that are better financed, have longer operating histories, and a more diversified product line.

We currently produce a single species, hybrid striped bass, due in part to the enormous market growth potential. Annual U.S. production of hybrid striped bass was 11,500,000 lbs in 2004, and market growth is limited by current production capacity. There are 61 farms in the U.S. producing hybrid striped bass as per the 2004 industry census, however four large farms produce roughly 60% of the annual production. These producers include both pond and recirculating farms, of which most of the pond producers have a lower cost of production due to the extensive nature of their farms. Over the past year, several of the larger farms have begun to expand their operations, which will inevitably place more available product into the marketplace.

In addition to other producers of hybrid striped bass, further competition for our products comes from wild-caught seafood. Wild striped bass, as well as species such as yellowtail snapper, grouper, halibut, flounder, etc. all compete against our product at the retail level. Competition for fresh fish products is generally narrowed down to quality, price, availability, and shelf life. As a higher priced product, we have been relatively successful in the marketplace due to our excellent quality, availability and shelf-life. The seasonality of wild striped bass affects the market in the respect that seafood wholesalers that buy primarily on price tend to migrate to this product during season. We have avoided these clients and have catered to those that focus on quality, sustainability, year-round availability and freshness.

With almost 30% of commercial fish species threatened, and commercial harvests fairly level since the late 1980s, the future will inevitably be reliant upon controlled commercial production. We believe that the market for our current product, as well as future products, will continue to grow in accordance with production.

Technology

The aquaculture, or fish farming, industry has in recent years seen a significant increase in the introduction of new technologies. While most of the advancements are in land-based and recirculating systems that conserve water use. Many of the companies introducing these technologies have longer operating histories and are better financed than us. Further, many of these companies have received government grants to advance their technologies, and others have cooperating relationships with universities. Both avenues have significant advantages in the time-to-market of the final products. Some companies have obtained either design or operating patents for all or part of their systems, as well.



                                   -6-
We have the exclusive rights for North America to the S.A.F.E. [Solar-powered, Aquaculture, Finfish, Environment] system technology, as well as a right of first refusal on all other areas. On behalf of Chief Executive Officer, Ernest Papadoyianis, and Chief Operating Officer, Xavier Sal Cherch, we filed a provisional patent in February, 2005, and obtained a patent pending status on S.A.F.E. and we are in the process of applying for full patent status. There is no guaranty that full patent status will be granted. In addition, we filed for a trademark on the S.A.F.E. name in May 2005.

We consider the S.A.F.E. system to be disruptive technology which may displace the antiquated equipment used to cultivate fish in large lakes, bays, inshore, and offshore environments. The equipment used for 2000 years is in the form of floating net pens and cages that contain fish in large bodies of water for production purposes. While our technology has many advantages over net pens, it will be more expensive to purchase and operate. We will be heavily relying upon increasingly stringent environmental regulations to market our system, and believe these regulations are already well underway. There can be no assurance that the pollution/contamination caused by the older net pens systems will be curtailed by regulatory action. Additionally, there are a number of other companies that are in the testing phases of other containment systems that will compete against S.A.F.E.. As stated above, most of these companies are better funded, have university affiliations, and longer operating histories.

Currently, we are in the process of performing final testing on the S.A.F.E. System. Some of our competitors are already producing and selling their products. This places us at a disadvantage in the marketplace unless we can prove our system is superior to some of the newer technologies. Many of our competitors claim their products obtain similar results to the S.A.F.E. System.

Environmental Regulations

Our operations involve the production, handling, and packaging of consumable seafood products and are subject to environmental and food regulation at the Federal and state level.

In addition, our production facility, Blue Heron Aqua Farms, LLC, requires operating permits that are subject to renewal or modification by the State of Florida Division of Aquaculture. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We currently adhere to the Best Management Practices of the State of Florida, Division of Aquaculture, which regulates waste discharge, water usage, fish species, and general facility issues. We also maintain a Food Permit and must comply with Florida Department of Agriculture guidelines for seafood handling, and farm and employee cleanliness.

Our operating subsidiary also maintains a water use permit for 47,000,000 million gallons per day. Currently we use less than 25% of our allowance, however future plans are for massive expansion into other areas of our site which will inevitably utilize most if not all of this permitted amount. There can be no assurance that we will be able to maintain this permit in the future.

                                   -7-
The production of seafood and aquaculture is also regulated at the Federal level by the FDA. The FDA has strict laws prohibiting the use of antibiotics (only three are approved for use in aquaculture), hormones, chemicals, certain coloring agents, and other chemicals that may affect the quality of the consumable products. These laws severely limit our abilities to combat diseases if and when they arise. The FDA is now in the process of completing further regulation on the Origin of Nation labeling program to identify the source of all seafood. At this stage in our development, all of product is sold whole, in-the-round, and packaged on ice. In the future however, our business plan will incorporate vertical integration of processing, distribution, and value-added processes of seafood products, which will have to comply with Origin of Nation labeling.

Further, once we develop the processing and distribution entities, we will be required to comply with stringent HACCP (Hazard Analysis Critical Control Points) regulations that pertain to all food processing procedures, site cleanliness, disinfection standards, temperature control, etc. Processing facilities must pass regular inspections.

Capital Needs

	In order to carry out our business plan, we will need to raise additional capital, either through sale of equity, borrowing, or both. We have retained independent investment counselors to assist us in raising additional capital through the private placement of common shares. Although the final terms of any offering have not yet been set, any sale of common shares will result in a dilution of the interests of our current shareholders.

      There currently are no limitations on our ability to borrow funds to carry out its business plan. However, the Companys limited resources and operating history may make it difficult to borrow funds. The amount and nature of any borrowings will depend on numerous considerations, including our capital requirements, potential lenders evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We have no present arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to implement our business plan, or to provide equity funds for an additional infusion of capital into the Company, may have a material adverse effect on our financial condition and future prospects, and any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

EMPLOYEES

As of June 30, 2005, we had two employees in the Company, and an additional four employees in Blue Heron.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not maintain separate offices, and our current address is only a mail box address used for that purpose. Our officers currently work from home offices in order to conserve capital and do not charge us for such use.
                                 -8-
Our subsidiary, Blue Heron, operates a fish farm under a management agreement with South Florida Aquaculture, Inc., which holds a lease on a forty eight acre parcel of land owned by the South Florida Water Management District with a remaining term of eleven years. The management agreement also has eleven years remaining. Our Director, James M. Harvey, is President and majority shareholder of South Florida Aquaculture, Inc.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of securities holders of the Company during the Fourth Quarter of the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of June 30, 2005, our common shares traded under the symbol NPDI. The following table reflects activity in the our common stock during the periods indicated (adjusted for the effects of the subsequent 1 for 6 reverse split in June 2005:

FISCAL YEAR 2005             HIGH     LOW
First Quarter            $  1.07   $ 0.45
Second Quarter              2.40     0.84
Third Quarter               1.92     0.60
Fourth Quarter              0.90     0.39

FISCAL YEAR 2004             HIGH     LOW
First Quarter                 -        -
Second Quarter              4.02     1.42
Third Quarter               2.72     0.81
Fourth Quarter              3.11     0.54

These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, as reported through CBS MarketWatch.com and may not represent actual transactions.

     As of June 30, 2005, we had 10,532,633 shares of our common stock outstanding. Our shares of common stock are held by approximately 129 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. There were also 5 million share of our preferred stock outstanding, which are convertible into a total of 6 million additional shares of our common stock.



                                   -9-

SECTION  15(g)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Our common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholders ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2005, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


















                                  -10-


               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  --------------
                                                                    Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                    units)      dollar value) of
                                                 purchased as      shares (or
                                                   part of       units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or      under the plans
   Period        purchased     share (or unit)     programs        or programs
-------------  --------------  ---------------  --------------  ----------------
April 2005            -0-              -0-             -0-                -0-
May 2005              -0-              -0-             -0-                -0-
June 2005             -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  ----------------
Total. . . . .        -0-              -0-             -0-                -0-
               ==============  ===============  ==============  ================

HOLDERS

There were approximately 129 holders of record our common stock as of June 30, 2005.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate Paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings, if any, and subscribers who anticipate the need of cash dividends from their investment should refrain from the purchase of the Shares being offered.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2005, the Company issued securities as follows (adjusted to reflect the subsequent 1 for 6 reverse split of the common shares in June, 2005:

On July 9, 2004, the Company issued Robert Hipple 1,090 common shares in exchange for his services as corporate counsel.

On July 29, 2004, the Company issued Herbert Hilton 4,167 shares of common stock as an incentive for lending the Company $25,000 under a two year convertible note.

On August 27, 2004, the Company issued Scott Clement 200,000 shares of common stock in connection with a $60,000 investment in a Regulation D, 504 Private Offering.


                                    -11-
On August 31, 2004, the Company issued Laurie Clement 216,667 shares of common stock in connection with a $65,000 investment in a Regulation D, 504 Private Offering.

On September 2, 2004, the Company issued Halwin Corporation, 166,667 shares of common stock in connection with a $50,000 investment in a Regulation D, 504 Private Offering.

On September 22, 2004, the Company issued Temple Securities 250,000 shares of common stock in connection with a $75,000 investment in a Regulation D, 504 Private Offering.

On October 12, 2004, the Company issued Scott Clement, 208,334 shares of common stock in connection with a $125,000 investment in a Regulation D, 504 Private Offering.

On October 23, 2004, the Company issued Scott Clement, 208,334 shares of common stock in connection with a $125,000 investment in a Regulation D, 504 Private Offering.

On October 26, 2004, the Company issued Halwin Corporation, 166,667 shares of common stock in connection with a $99,972 investment in a Regulation D, 504 Private Offering.

On October 29, 2004, the Company issued Universal Capital Management, Inc. 47,620 shares of common stock in connection with their conversion of a $20,000 Convertible Note. Additionally on the same date, the Company issued McCrae Associates, LLC 66,667 shares of common stock in connection with their conversion of a $20,000 Convertible Note.

On November 3, 2004, the Company issued Temple Securities, 41,667 shares of common stock in connection with a $25,000 investment in a Regulation D, 504 Private Offering.

On December 9, 2004, the Company issued Halwin Corporation, 83,333 shares of common stock in connection with a $50,000 investment in a Regulation D, 504 Private Offering.

On December 10, 2004, the Company issued Temple Securities, 83,333 shares of common stock in connection with a $50,000 investment in a Regulation D, 504 Private Offering.

On January 6, 2005, the Company issued Halwin Corporation, 41,667 shares of common stock in connection with a $25,000 investment in a Regulation D, 504 Private Offering.

On February 1, 2005, the Company agreed to issue 16,667 shares of common stock to Robert Hipple as partial compensation for his services for one year as Chief Financial Officer. (These shares were not issued as of 8/14/05)

On February 11, 2005, the Company issued Robert Palmiotto 50,000 shares of common stock in connection with his conversion of a $50,000 Convertible Note; and issued Alta Investments, LLC. 22,222 shares of common stock in connection with their conversion of a $20,000 Convertible Note; and issued Pennexx Foods, Inc. 20,556 shares of common stock in connection with their conversion of an

                                -12-
$18,500 Convertible Note; and issued Farm Manager Michael Joubert 834 shares of common stock as an annual bonus; and issued Bryce Contento 167 shares of common stock for website design services.

On March 4, 2005, the Company issued The Eversull Group 41,667 shares of common stock as partial compensation for their services for one year for Investor/Public Relations.

On April 1, 2005, CEO/President, Ernest D. Papadoyianis, and Chief Operating Officer, Xavier T. Cherch, were issued 1,500,000 shares of Class A Preferred Stock in exchange for $408,121 in accrued salaries and interest. The Preferred Shares were subsequently converted on June 6, 2005 to 2,500,000 (15,000,000 pre-split) shares of common stock.

On April 26, 2005, the Company issued David H. Weinstein 66,667 shares of common stock as compensation for his services for six months as a financial and strategic planning consultant.

On June 6, 2005, the Company issued 469,584 shares of common stock to the shareholders of Move Films, Inc. in connection with the merger into Neptune Industries, Inc.

TRANSFER AGENT AND REGISTRAR

Our transfer agent on June 30, 2005 was Interwest Transfer Co., Inc., P.O. Box 17136, Salt Lake City, Utah 84117.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Neptune Industries, Inc. is a public Florida corporation (OTC-NPDI) formed in May, 1998. Our mission has been to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending
S.A.F.E. (Solar-powered, Aquaculture, Finfish, Environment) technology. S.A.F.E. provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of its publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow the Company to expand, diversify, and integrate its technology in the most efficient capacity.

The founders of the Company, Messrs. Ernest D. Papadoyianis and Xavier T.
(Sal) Cherch began designing and testing what today is known as the S.A.F.E. System over 8 years ago. The S.A.F.E. System is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune itself has spent over 6 years and more than three million dollars in completing the development of the S.A.F.E. System, perfecting production methods, performing market analyses, acquiring lease


                                   -13-
sites, and creating a cornerstone production facility through its subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron)

Blue Heron operates a forty-eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind, flow-through environment which is virtually extinct in the U.S. today. In October, 2004, the Company completed a state of the art nursery expansion in order to increase production capacity of its sashimi quality hybrid striped bass (branded as Everglades Striped Bass)by over 25%. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the 48 acre site under production at this time, the Company has the capability of producing close to two million pounds of fish per year from this site alone when the site is fully developed.

Management focused its efforts on further research and development of the various components of the S.A.F.E. system technology, while fine tuning production methods for use in quarry lake aqua-farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be fed at specific times of the day. This insures a more rapid growth rate, with less waste. Through the development and operation of three previous pilot farms, Neptune improved its technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market.
In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farms purchase fingerling fish, raise the product to market size(1.25 to 2+ pounds), and then harvest and distribute it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believe that our unique, low-cost production strategy, technology, and existing distribution through independent wholesalers and distributors allow us to bring our products to market faster and cheaper than the competition.

DEVELOPMENT STRATEGY

With a strong distribution network for our fresh farm raised seafood products throughout the United States, Canada and the Caribbean, we are now focused on a three phase expansion program at our Florida City site in order to meet market demand. In addition, we have moved into the final stages of preparation for the commercial production of the S.A.F.E. System. We also plan to integrate our operations by locating and attempting to acquire our own distribution network, as well as processing capabilities and nursery operations to raise and control our own fingerling production.

	Farming Operations

We are poised to expand our facilities, diversify our production, and vertically integrate our operations. We are planning to increase capacity to produce over two million pounds of hybrid striped bass, redfish, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and then utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty eight


                                   -14-
acre fish farm facility, have created one of the premier commercial aquaculture operations on the East Coast and perhaps the U.S.

In addition to the Florida City site, we have identified and have had preliminary discussions for lease options on a number of prime quarry lake sites in South Florida. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant in South Florida and offer tremendous opportunity for development. Quarry sites will be developed utilizing S.A.F.E. System technology which was designed and engineered from years of practical experience in commercial production in South Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay for infrastructure and lease payments.

	Technology

The S.A.F.E. System incorporates many features which make it suitable for use in all parts of the world. The Company continues to be deluged with inquiries. The S.A.F.E. System is a floating, articulating, patent pending containment system which utilizes alternative energy to power many of its components. The system can be utilized as a stand alone single tank (an Eco-Tank) in a variety of sizes or several tanks can be interconnected into Eco-pods. In an Eco-pod configuration, each tank is connected to another via an underwater conveyance pipe. This allows the operator to move fish from tank to tank without removing them from the water, or handling. Therefore, an Eco-pod system actually becomes a self contained nursery and grow-out area. An automated solar powered feeding system and a revolutionary waste collection system insure rapid growth without contamination of surrounding waters. Since each tank has solid sides, predators cannot get in, crops cannot escape, and in the event of contamination of surrounding waters, the crops can be isolated and protected.

	Other Areas of Development

Our future development plans expand far beyond the South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise or joint venturing of our S.A.F.E. System technology. Whether land or lake based operations, our strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

TWELVE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 2004.

REVENUE

Revenue for the 12 months ended June 30, 2005 was $629,233 compared to

                                   -15
$320,838 for the 12 months ended June 30, 2004. Revenue increased due mainly to the increased production capacity at the Blue Heron farm.

COST OF SALES

     Cost of sales was $726,131 for the twelve months ended June 30, 2005, as compared to $512,703 for the twelve months ended June 30, 2004. Cost of sales increased primarily due to increase in purchases of fingerling stock and feed to fulfill the higher sales volume in 2005. We expect cost of sales to increase during the coming twelve months due to increased sales and the requirement for additional product.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses (G&A) were $648,454 for the twelve months ended June 30, 2005, compared to $516,692 for the twelve months ended June 30, 2004, an increase of $131,762 or approximately 27 percent. The increase in G&A is due primarily to stock issued for services. The primary components of G&A during the twelve months ended June 30, 2005 were officers salaries ($401,010) and public relations fees ($111,548).

     We expect G&A expenses to increase substantially in the coming twelve months due to the increase in cost associated with expanding the growth of the company. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

NET LOSS

	Our net loss before taxes for the twelve months ending June 30, 2005 was ($819,279) as compared to ($778,253) for the twelve months ended June 30, 2004, an increase of $41,026, or approximately 5.3 percent.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the twelve-month period ended June 30, 2005, operating expenses were $648,454 as compared to $516,692 for the same period in 2004. The increase in operating expenses is mainly a result of increased public relations and related expenses to expand our markets. We intend to continue to find ways to expand our business through new product development and introduction, increase capacity and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from managements point of view, there is a positive side to the operating losses. Our net loss increased only 5.3 percent in 2005 and was primarily attributable to expenses for public relations of $111,548. We incurred no public relations expense in 2004. We expect that this expenditure will result in increased revenues for the next fiscal year, as well as greater recognition for the Company. Without this expenditure in 2005, we would have had a smaller loss in 2005 than in 2004. In addition, our net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future as we become profitable.


                                   -16-
During the twelve months ended June 30, 2005 we generated a net loss of ($819,279). During the twelve months ended June 30, 2005, we used cash in operating activities of ($672,959), cash provided by investing activities was ($78,550), and cash provided by financing activities was $857,555.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending June 30, 2006. While we are planning to conduct a private offering of our common stock and warrants in the next few months to raise up to $2.5 million in working capital and have retained investment advisors to assist us in that effort, no assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS.

We currently do not have any off-balance sheet arrangements.

FORWARD LOOKING STATEMENTS

In connection with, and because we desire to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Companys control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.

ITEM 7.  FINANCIAL STATEMENTS.



                                   -17-














                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS
	                     June 30, 2005 and 2004



                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES




                          C O N T E N T S
					_______





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	            F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets		                              F-2

   Consolidated Statements of Operations		                        F-4

   Consolidated Statements of Cash Flows		                        F-5

   Consolidated Statements of Stockholders
         Equity (Deficiency in Assets)	                              F-7

   Notes to Consolidated Financial Statements		                  F-8











Dohan and Company                                    7700 North Kendall Drive
Certified Public Accountants                         Miami, Florida 33156
A Professional Association

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Neptune Industries, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Neptune Industries, Inc. and Subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders equity (deficiency in assets) for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neptune Industries, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and recurring deficiencies in working capital that raise substantial doubt about its ability to continue as a going concern.
Managements plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Dohan and Company CPAs, P.A.
----------------------------------------------------

Miami, Florida
August 3, 2005                       F-1
                           NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                             2005                  2004
                                        ---------------       ---------------
ASSETS
Current Assets
  Cash						$     144,004       $       37,958
  Accounts Receivable                            67,633                3,806
  Inventory                                     407,834              275,756
  Prepaid expenses                                7,974                    -
  Loan Receivable                                 5,000                    -
  Deposit on Equipment                            9,840                    -
  Deferred Costs                                 10,210                    -
  Deferred tax asset less valuation
     allowance of $492,525 and $364,754               -                    -
                                         ---------------      ---------------
  Total Current Assets                          652,495              317,520
  Property and Equipment Net                    561,323              558,001
  Security Deposits                               4,040                4,040
                                         ---------------      ---------------
Total Assets                              $    1,217,858      $      879,561
                                         ===============      ===============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)

Liabilities

Current Liabilities
  Accounts payable                        $     105,221       $       86,116
  Accrued and Other Current Liabilities         111,434              821,241
  Current Portion of Long-Term Debt-
      Related Party                             100,000              152,949
  Current Portion of Long-Term Debt               6,976                2,996
  Notes Payable                                 100,000                    -
  Notes Payable-Officers                         70,000                    -
  Convertible Note-Related Party                 55,000               50,000
                                             -------------    ---------------
    Total Current Liabilities                   548,631            1,113,302

  Long-term Liabilities:

  Long-Term Debt-Related Party                   25,000                    -
  Long-Term Debt                                      -                6,973
  Convertible Notes                                   -               95,000
  Notes payable-Officers                              -               70,000
                                            -------------      --------------
     Total Long-Term Liabilities                 25,000              171,973
                                            -------------      --------------
Total Liabilities                         $     573,631        $   1,285,275
                                            -------------      --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 6, 10 AND 13)
                                    F-2
Stockholders Equity (Deficiency in Assets)

  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized,
      5,000,000 shares issued and outstanding     5,000                    -
  Common Stock, $.001 par value
      15,833,333 shares authorized,
      10,532,633 and 5,599,396 shares
      issued and outstanding                     10,533                5,599

  Additional Paid-In Capital                  4,115,367            2,256,081
  Accumulated Deficit                        (3,486,673)          (2,667,394)
                                            --------------      --------------
     Total Stockholders Equity
     (Deficiency in Assets)                     644,227             (405,714)
                                            --------------      --------------
Total Liabilities and Stockholders Equity
            (Deficiency in Assets)          $  1,217,858        $   879,561
                                            ==============      ==============






























See accompanying notes.




                                      F - 3

                            NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the years ended
                                                          June 30,
                                                     2005            2004
                                               --------------   -------------
Revenues:
  Sales                                        $      629,233   $     320,838
 Cost of Sales                                        726,131         512,703
                                               --------------   -------------
Gross Loss                                            (96,898)       (191,865)
                                               --------------   -------------
Expenses:
   Advertising and marketing                            3,184          2,234
   Automobile and truck expense                        36,479         36,179
   Depreciation                                         1,351          1,286
   Insurance                                           14,118          9,897
   Office                                              10,119          3,690
   Officers salary, related taxes and benefits       401,010        360,744
   Other operating expenses                            18,023         27,445
   Outside services                                     9,190         33,734
   Professional fees                                   23,835          9,845
   Public relations                                   111,548              -
   Rent                                                 5,071          6,202
   Repairs                                              5,261         12,126
   Utilities                                            9,265         13,310
                                               --------------  --------------
Total expenses                                        648,454        516,692
                                               --------------  --------------
Loss before interest and income taxes           $    (745,352)  $   (708,557)

Interest Expense                                       73,927         69,696
                                               --------------  --------------
Loss before income tax taxes                         (819,279)      (778,253)
Provision for income taxes                                  -              -
                                               --------------  --------------
Net loss                                        $    (819,279)  $   (778,253)
                                               ==============  ==============

Net loss per share (basic and diluted)          $       (0.12)  $      (0.15)
                                                ==============  =============

Weighted average number of common
    shares outstanding (basic and diluted)           7,101,901      5,086,631
                                                ============== ==============

   See accompanying notes



                                    F-4

                             NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the years ended
                                                             June 30,
                                                        2005          2004
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $  (819,279)  $  (778,253)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       70,230        61,136
    Common stock issued for interest                     1,250             -
    Common stock exchanged for services                 25,727             -
(Increase) decrease in assets:
    Accounts receivable                                (63,827)       25,713
    Inventory                                         (132,078)      (32,826)
    Prepaid expenses                                    (7,974)            -
    Deposits on equipment                               (9,840)            -
    Deferred costs                                     (10,210)            -
Increase (decrease) in liabilities:
    Accounts payable                                     19,106       34,042
    Accrued and other current liabilities               253,936      248,766
                                                      -----------  ----------
  Net cash used by operating activities                (672,959)    (441,422)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                      (5,000)           -
   Acquisition of property and equipment                (73,550)    (138,384)
                                                       ----------  ----------
  Net cash provided (used) by investing activities      (78,550)    (138,384)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock                                    750,000      380,000
Proceeds from convertible notes                          78,500      115,000
Payments on convertible notes                                 -      (20,000)
Proceeds from convertible note-related party                  -       50,000
Proceeds from long-term debt-related party              100,000      100,000
Payments on long-term debt-related party                (20,000)     (44,682)
Payments on long-term debt                              (50,945)      (6,303)
                                                       ----------  ----------
Net Cash provided by financing activities               857,555      574,015
                                                       ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                                  106,046       (5,791)
Cash and equivalents-beginning                           37,958       43,749
                                                       ----------  ----------
Cash and equivalents-ending                          $  144,004   $   37,958
                                                       ==========  ==========
See accompanying notes
                               F-5
SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                                           $     8,978   $  9,888
  Income taxes                                       $         -   $      -

In addition to amounts reflected above, common
  stock was issued for:
  Accrued compensation and interest-officers         $   963,743   $      -
                                                       ==========   ==========


See accompanying notes.










































                                      F - 6
                               NEPTUNE INDUSTRIES INC.
                                  AND SUBSIDIARIES
                STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)
                         YEARS ENDED June 30, 2005 AND 2004

                                                                                           Total
                                                                                        Stockholders
                                                                                           Equity
                          Common Stock      Preferred Stock    Paid-In  Accumulated     (Deficiency)
                        Shares     Amount  Shares    Amount    Capital   Deficit         in Assets
                      ----------  -------- ------- ---------  --------- ------------    -----------
Balance, June 30,2003 4,771,960  $  4,772        -  $     -     $ 1,870,908  $ (1,889,141)  (13,461)
                      ==============================================================================
Shares issued in
  connection with
  note payable           33,333       33         -        -          5,967              -     6,000
Shares issued for cash  794,103      794         -        -        379,206              -   380,000
Net loss for the
  year ended                  -        -         -        -              -       (778,253) (778,253)
                      ------------------------------------------------------------------------------
Balance, June 30,2004 5,599,396    5,599         -        -      2,256,081     (2,667,394) (405,714)
                      ==============================================================================

Shares issued for
  Cash                1,666,667    1,667         -        -        748,333              -   750,000
Shares issued  in
  exchange for
  services               85,756       86         -        -         25,641              -    25,727
Shares issued for
  interest expense        4,167        4         -        -          1,246              -     1,250
Shares issued in
  relation to
  convertible notes     207,064      207         -        -        128,293              -   128,500
Shares issued to
  officers for accrued
  compensation and
  interest            2,500,000    2,500 5,000,000     5,000       956,243              -   963,743
Shares issued in
  connection with
  merger                469,583      470         -         -          (470)             -         -
Net loss for the
  year ended                  -        -         -         -             -       (819,279) (819,279)
                      ------------------------------------------------------------------------------
Balance
   June 30, 2005     10,532,633  $10,533 5,000,000    $5,000   $ 4,115,366   $ (3,486,673)$  644,227
                       =============================================================================

See accompanying notes












                                 F-7

NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the Companys main activities have been devoted to raising capital, implementing its business plan, commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC, and developing, testing and patenting (pending) S.A.F.E. (Solar-powered, Aquaculture, Finfish Environment) technology.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District. This site is intended to become the cornerstone of the Companys South Florida operations with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

Merger with Move Films, Inc.

On June 9, 2005, the Company completed a statutory merger with Move Films, Inc., a Texas corporation. Move Films, Inc. was a non-trading, fully reporting public company. The surviving entity remained Neptune Industries, Inc. which assumed the obligation as a full reporting company for SEC purposes as successor to Move Films, Inc. Common shares of the Company, continue to be listed on the OTC Pink Sheets under the trading symbol NPDI. This transaction has been accounted for as a reverse merger.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aquaculture Specialties, Inc. and Exotic Reef Technologies, Inc., and its majority owned subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). All inter-company balances and transactions have been eliminated at consolidation.













                                  F-8

NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity date of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment consists of equipment, leasehold improvements, office furniture and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years to fifteen years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowances are recognized.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Companys financial statements compared to the tax returns.

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $3,184 and $2,234 for the years ending June 30, 2005, and 2004 respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.







                                 F-9


NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At June 30, 2005, the Company had cash
on deposit exceeding the insured limit by approximately $24,143.   The Company
operates domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the Companys customers geographic locations.

Recently Issued Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46) (revised December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entitys activities or entitled to receive a majority of the entitys residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

                                 F-10
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

In November 2004, the FASB issued Statement No. 151, Inventory Costs, (SFAS
151) to amend the guidance in Chapter 4, Inventory Pricing, of FASB
Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Companys financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates certain differences in the Guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Companys financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoption of these new pronouncements is not expected to have a material effect on the Companys financial position or results of operations, unless otherwise stated above.


                                    F-11



NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Long-Lived and Disposal of Assets

The Company follows FASB Statement No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets. SFAS 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

Stock Compensation for Services Rendered

The Company has issued restricted shares of common stock to non-employees in exchange for services rendered. Common stock issued to non-employees for services received are based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.



                                 F-12
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Companys financial position and operating results raise substantial doubt about the Companys ability to continue as a going concern, as reflected by the accumulated deficit of $3,486,673 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                        2005			2004
                                    -------------      ------------
Vehicles					$	17,578       $      17,578
Computer and office equipment		       7,713		   6,434
Equipment					     628,018 	       517,316
Leasehold improvements			     126,657 	        89,114
                                    -------------      ------------
                                         779,966             706,415
Accumulated depreciation		    (218,643)	     ( 148,414)
                                    -------------      -------------
Property and equipment,
      less accumulated depreciation $    561,323      $      558,001
                                    =============      =============

Total depreciation expense for the years ended June 30, 2005 and 2004, amounted to $70,230 and $61,136, respectively. Of these amounts, $68,879 and $59,850 are included in cost of sales and $1,351 and $1,286 are included in expenses for the years ended June 30, 2005 and 2004, respectively.

NOTE 4.        NOTE RECEIVABLE

The note receivable at June 30, 2005 consists of a 10% unsecured note receivable due on demand. The Company is currently negotiating a repayment schedule for this note.







                                  F-13
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 5.	 ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                        2005		    2004
                                    ------------      ------------
Accrued payroll - officers	     $	72,912	$    679,350
Accrued interest - officers		      17,088           136,891
Accrued interest - others		      21,434             5,000
                                    ------------      ------------
                                   $     111,434	$    821,241
                                    ============      ============

NOTE 6.        ACCRRUED OFFICERS COMPENSATION AND INTEREST

Effective February 8, 2000, the Company entered into five-year employment agreement (the Agreements) with two key members of management. The
Agreements provide for annual compensation of ninety-thousand dollars ($90,000) in year one; one-hundred-ten-thousand dollars ($110,000) in year two; one-hundred-twenty-five thousand dollars ($125,000) in year three; one hundred-fifty-thousand dollars ($150,000) in year four; and one-hundred seventy-five thousand dollars ($175,000) in year five. These agreements have been renewed automatically for an additional five year term.

The Agreements also state that the two key members of management shall be entitled to and shall automatically receive a cost of living adjustment calculated in proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor.

The Company contracted Robert Hipple to become Chief Financial Officer beginning in February 2005 at a monthly salary of $2,000. Additionally, Mr. Hipple received 100,000 restricted shares of common stock for his services at a value of $5,000.

Pursuant to these employment agreements, the Company has accrued a total of $72,912 and $679,350 through the years ended June 30, 2005 and 2004, respectively. Cash compensation actually paid was $192,800 and $162,400 for the years ended June 30, 2005 and 2004, respectively. During the year ended June 30, 2005, the Board of Directors approved the issuance of convertible preferred stock for payment of accrued compensation and interest (See Note 8 Related Party Transactions).

The Agreements also provide for accrued interest of ten percent (10%) per annum until the employees salary, bonuses and benefits are paid in full. Accrued interest on the above salaries and bonuses are $17,088 and $136,891 as of June 30, 2005 and 2004, respectively. Additional salary and interest due under these agreements were paid through the issuance of additional convertible preferred stock. (See Note 8 Related Party Transactions)

                                   F-14
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 7.    INCOME TAXES

Deferred income taxes and benefits for 2005 and 2004 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	                     	                       Current
	  		                                   Period
		                     2005                Changes 	     2004
                            	--------------      ------------     -------------
Deferred tax assets:

Accrued officers compensation	    $	   10,937	$	(90,966)	$	101,903
Accrued interest officers		    2,563		(17,971)		 20,534
Net operating loss carry forwards	  507,382		233,062		274,320
                                  -----------    -------------     ------------
		                          520,882		124,125		396,757
Deferred tax liabilities:

Book to tax depreciation              (28,357)	       (1,354)	      (27,003)
                                  ------------   -------------     -------------
Net deferred tax asset	              492,525		122,771		369,754
Valuation allowance	             (492,525)	     (122,771)	     (369,754)
                                  ------------   -------------     -------------
                                  $         -	$           - 	 $          -
                                  ============   =============     =============

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit follows:

                                           	      2005			2004
                                                   -----------       -----------
Income tax benefit computed at federal
	statutory rate	                          $   122,892	  $	117,073
Accrued officers compensation	                        (90,966)	      (26,842)
Accrued interest officers     	                  (17,970)	       (8,823)
Depreciation	                                     (1,354)            5,444
Net operating losses	                              (12,602)	      (86,852)
                                                    -----------     ------------
                	                                $	      -	  $	     -
                                                    ===========     ============

                                    F-15
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 7.      INCOME TAXES (Continued)

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Companys ability to utilize the losses. These net operating losses begin to expire in the year 2017.

NOTE 8.       RELATED PARTY TRANSACTIONS

Conversion of Accrued Salaries and Interest - Officers

On March 30, 2005, the Board approved:

a)     a Stock Option Incentive Plan for Executives and significant employees;
b) the acquisition of a fully reporting, non-trading public shell company, Move Films, Inc. on a share for share basis, or 2,817,500 shares; and
c) a 2004 Officers Class A Preferred Stock Award for 1,500,000 shares to be issued to:
            (i) Chief Executive Officer and President, Ernest D. Papadoyianis, 750,000 shares,
            (ii) Chief Operating Officer, Sal Cherch, 750,000 shares,
                 for payment to Messrs. Papadoyianis and Cherch of accrued compensation and interest in the amount of $408,121.
These shares were subsequently converted to common stock at a 10 for 1 ratio for 2,500,000 shares (post-share reduction) on June 3, 2005. This amount represented half of the accrued compensation and interest owed by the Company as of June 30, 2004.

On June 6, 2005, the Companys Board approved a 2005 Class A Preferred Stock Award for a total of 1,500,000 shares. Messers. Papadoyianis and Cherch each received 750,000 shares in exchange for the retirement of an additional $408,120 of accrued compensation and interest owed to them by the Company. These shares bear the same terms of a 10:1 conversion to common shares. Additionally, the Board of Directors approved a 2005 Class B Preferred Stock Award of 3,500,000 shares to Messrs Papadoyianis and Cherch for the retirement of $177,444 in accrued compensation and interest. Class B Preferred shares maintain a six for one (6:1) preferred voting right, and are convertible to common stock at a six for one (6:1) ratio.

Convertible Notes

On December 15, 2003, the Company executed a $50,000 convertible promissory note payable to a 5% partner of its majority-owned Blue Heron, due on January 1, 2005, with interest payable monthly at a rate of 10% per annum on the first day of each month in the amount of $417. This note was converted on December 31, 2004, at a conversion price of one share for each $0.17 principal amount of the Note (133,333 shares post share reduction). Interest paid on convertible note for the years ended June 30, 2005 and 2004, was $2,500.


                                  F-16
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 8.	 RELATED PARTY TRANSACTIONS (Continued)

Beginning in February, 2002, the Company accumulated a series of five convertible notes with one of its shareholders, totaling $95,000. In December 2003, the Company repaid $20,000, and another $20,000 was converted to common stock in July 2004, leaving a balance of $55,000. One note for $20,000 is due in December, 2005, a second note for $25,000, and a third note for $10,000 were extended to September 1, 2005. Accrued interest on these notes was $4,141 and is included in accrued interest. All notes bear interest at 10% per annum, except the $10,000 note, which is at 15% per annum.

A second shareholder had two convertible notes totaling $40,000. In September, 2004, the Company repaid $1,500 toward repayment of the loan, reducing the Companys debt to $38,500. These notes were then both converted in December 2004 for 256,666 shares of common stock.

In July, 2004, the Company executed a Convertible Note for $25,000 to a shareholder of the Company. The note was due on July 28, 2005. Accrued interest on this note is $2,292. and is included in accrued interest. Also in July, the Company executed another Convertible Note for $20,000 to an unrelated third party. The note was converted in October 2004 to 285,720 (47,620 post share reduction) shares of common stock.

A third shareholder holding a $20,000 convertible note, converted the note in September, 2004 for 400,000 shares (66,667 post share reduction) of common stock.

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder of the Company, due on October 21, 2005, with interest accrued at a rate of 10% per annum. This note included 50,000 warrants to purchase shares of common stock at an exercise price of $0.50 per share for a period of five years from the date of the note. Additionally, the holder has the right to convert the note to shares of common stock under the same terms and conditions to be set forth in the Companys planned Private Offering anticipated for September/October, 2005.

Notes Payable - Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company has paid $30,000 and the $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock.

Notes Payable

In May 2001, Blue Heron entered into a security agreement with South Florida Aquaculture, Inc., a Florida corporation, which is a 5% owner of Blue Heron, for the purchase of certain business assets in the amount of $200,222. A payment was made at signing in the amount of $27,000, leaving a balance of $173,222. At June 30, 2005 and 2004, notes payable consists of the following:
                                     F-17
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 8.       RELATED PARTY TRANSACTIONS (Continued)

                                                     June 30
                                                2005           2004
                                             ---------     -----------
Note payable for business assets, payable
   in total monthly installments of $4,282,
   bearing interest at 8.5% and 10%, secured
   by business assets, due June 2005         $      -      $   52,949

Less: current portion                               -         (52,949)
                                             ----------     -----------
Long-term portion                            $      -      $        -
                                             ==========     ===========

NOTE 9.	NOTES PAYABLE

Note payable to bank, due June 2007, payable in monthly installments to consist of principal in the amount of $302, including interest at 7.54%, secured by a vehicle. The principal balance on this note as of June 30, 2005 and 2004, is $6,976 and $9,968, respectively.

In December 2003, the Company executed two promissory notes payable, each for $50,000, to two unrelated third parties. Each note is due on December 12, 2005 and includes interest payable at a rate of 10% per annum. Upon signing of the notes, each lender received one hundred thousand (100,000) restricted common shares of the Company. Accrued interest on these notes is $15,000 and is included in accrued interest.

NOTE 10.  	COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provides for a minimum annual salary of $35,000. In July 2005, the employment agreement has been renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,000.

In March 2005, the Company retained the services of David Weinstein, an investment banking and financial consultant. The six month agreement for services provides for payment of 150,000 shares (25,000 shares post-reduction) of restricted common stock for a total value of $7,500.

Also in March 2005, the Company retained the services of The Eversull Group, Inc. an investor relations company. The one year agreement beginning April 1, 2005, for services provides for payment of $2,000 per month, and 250,000 shares (41,667 shares post-reduction) of restricted common stock, for a total value of $12,500. The accrued amount of $6,000 as of June 30, 2005, is included in accounts payable.
                                   F-18
In May 2005, the Company retained the services of Equity Communications, LLC, a financial public relations company. The one year agreement for services provides for payment of $6,000 per month and 500,000 stock options to purchase shares of common stock at $0.15 per share (83,334 stock options to purchase shares at $0.90 per share, post-share reduction), and another 500,000 stock options to purchase shares of common stock at $0.09 per share (83,334 stock options to purchase shares at $0.54 per share, post-share reduction), for a period of five years. The accrued amount of $12,000 as of June 30, 2005, is included in accounts payable.

NOTE 11. 	STOCKHOLDERS EQUITY

During the fiscal year ended June 30, 2004, the Company issued 2,264,618 shares of common stock as part of a Regulation D 506 Offering. The Company raised a total of $285,000.

In May 2004, the Company began the first of a series of Regulation D 504 offerings to raise a total $1,000,000. In the first offering, the Company sold 2,500,000 shares of common stock for $95,000.

In March 2004, the Board of Directors approved a 3 for 1 forward stock split, for shares held as of March 24, 2004, in anticipation of a Regulation D 504 offering. At the time there were 10,382,125 shares outstanding, which increased to 31,146,375 shares of common stock. All share amounts, including those reported in the statements of stockholders equity (deficiency in assets), have been restated to give retroactive effect for this 3 for 1 forward stock split.

In March 2004, the Board of Directors approved the increase of the Companys authorized total shares from 40 million to 100 million shares. Additionally, the Board approved a three for one (3:1) forward split of its issued and outstanding common stock as of March 24, 2004. The Board approved a second extension of the Companys 506 Private Offering for an additional 256,410 shares at $0.39 per share. The original date of the offering was September 2001 for 3,000,000 shares, and it was extended for the first time in February 2003 for an additional 641,026 shares. It was also resolved that the Company undertake a 504 private offering in an amount not to exceed $1,000,000.

In March 2005, the Board of Directors approved the merger with Move Films, Inc., a non-trading, fully reporting Texas corporation in a one for one stock exchange. Neptune issued 2,817,500 shares to the shareholders of Move Films in this acquisition.

Also in March 2005, a Long-Term Incentive Plan for employees was approved by the Board of Directors. Under the new plan, the Board of Directors may issue stock awards, options, performance awards, etc. to the employees of the Company under terms and conditions they deem appropriate.

On June 6, 2005, the Companys Board approved a one for six (1:6) stock reduction of the Companys common stock, bringing the total issued and outstanding shares to 10,532,633, and the total authorized common shares to 15,833,333 as of June 30, 2005. Retroactive effect has been given to current year and prior year financial statements for the one for six stock reduction.



                                    F-19
NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

NOTE 11.    STOCKHOLDERS EQUITY  (Continued)

During the fiscal year ended June 30, 2005, the Company issued 1,666,667 shares of common stock as part of a Regulation D 506 offering. The Company raised a total of $750,000.

NOTE 12. 	MAJOR CUSTOMERS

Revenues from two customers comprised approximately 69 percent of the Companys revenues during the period ended June 30, 2005, compared to the same two customers comprising 56 percent for the prior period ending June 30, 2004.

NOTE 13.       SUBSEQUENT EVENTS

A shareholder holding convertible notes amounting to $35,000 granted the Company an extension to September, 2005 in exchange for 2000 warrants. Each warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

In July 2005, the Company promoted its manager of Blue Heron to Vice President of Operations of the Company, and in so doing, entered into an extended employment agreement to commence in November 2005 for a minimum annual salary of $42,000.

In July 2005 the Company retained the services of Douglas Toth, as a financial and corporate advisor for a six month period. Mr. Toths compensation for his services is $5000 and 33,333 shares of restricted common stock per month.

Also in July 2005, the Company entered into a Letter of Intent with Westcap Securities, Inc., a NASD licensed broker dealer, to be the Placement Agent on a $2,500,000 private equity offering. The offering is contingent upon the approval of the Companys 211 filing for listing on the OTC-Bulletin Board. Westcap has agreed to use its best efforts to complete the offering in a timely manner. As the Placement Agent, Westcap will receive a 10% commission and a 3% non-accountable expense allowance. In addition, for each ten shares sold in the offering. Westcap will receive one warrant exercisable at a price equal to 120% of the Private Placement offering price per share for a period of five years, with demand and piggyback registration rights.

Also in July 2005, the Company had a Form 211 filed on its behalf by BMA Securities, Inc. for listing of its common stock on the OTC-Bulletin Board.









                                   F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

We have not changed our accountants since the preparation of our last audited financial statements for the fiscal year ended June 30, 2004. Move Films, Inc., which merged into the Company in June, 2005, had engaged its own independent auditors for its prior fiscal year ended December 31, 2004, but did not engage in any active business activity. We determined to continue our relationship with our existing auditors, Dohan and Company, after completion of the merger with Move Films, Inc.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Companys disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2005, and believe that the Companys disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B   OTHER INFORMATION

None
                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT

MANAGEMENT DURING Fiscal Year Ended June 30, 2005

Names                        Title or Position                         Ages
Ernest D. Papadoyianis    President, CEO and Chairman                   46
Sal Cherch                COO/ Secretary/Treasurer and Director         68
Robert Hipple             Chief Financial Officer and General Counsel   60

ERNEST D. PAPADOYIANIS, CEO, PRESIDENT and CHAIRMAN

         Mr.   Papadoyianis,   age  46,  has   been   an  active  figure in
seafood/aquaculture  for over twenty-two years. He has successfully implemented his production  strategies in a diversity of aquaculture businesses throughout the world. He is the founder of Exotic Reef Technologies, Inc., and Marcon Development Corporation, and co-founder of
Taurus  Investments,   Ltd.  And Aquaculture Specialties,  Inc. Mr.
Papadoyianis was a former Director in S.M.A.R.T., Inc. and The Watermark Corporation. He is also a member of the Board of Directors of the Striped Bass Growers Association, where he represents that sector of the industry.
                                  -18-
He has formulated business plans and management strategies for a number of prior and on-going businesses. His reputation as a top producer of quality products is well substantiated in both the aquaculture and seafood industries. He has appeared in, and has been interviewed for, numerous industry publications including Fish Farming News, Fish Farming International and the South Florida Business Journal. In May, 2005, he appeared on the CNBC World Business Review with General Alexander Haig to discuss environmentally friendly aquaculture technology.

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

         Mr. Papadoyianis has served as a production supervisor for a number Of aquaculture businesses including S.P. Engineering, Quality Pet Supply, OBeirne Wholesale, and Aqualife Research Corporation. In this capacity, he has initiated hatchery protocol for the breeding, production and sale of over 60 species of freshwater and marine fish and shrimp. Included in these are certain food species including rainbow trout, coho salmon, tilapia, freshwater prawns, and bluegills. He also developed his own hatchery business in 1987 under Quality Pet Supply, where he supplied the bio-assay market with marine fish and shrimp for environmental testing.

         Throughout his career, Mr. Papadoyianis has succeeded in Overcoming production problems at a diversity of aquaculture operations. His experience and technological know-how has led to production increases of 100 to 400% at all of his engagements, where dramatic improvements were realized in survival, growth, coloration, and elimination of disease. His experience with many fish and shrimp species has allowed him to become a pioneer in the culture of a number of new species on the commercial level as well. At the executive level, Mr. Papadoyianis has developed and written fish farming protocols for the commercial production of marine tropical fish and livestock.

         Mr. Papadoyianis has consulted on a variety of existing and potential farming businesses throughout the Caribbean, North America, and Europe.

XAVIER T. SAL CHERCH, CHIEF OPERATING OFFICER

         Mr. Cherch, age 68, has over 45 years of business experience in developing, initiating, and operating companies in a broad range of industries. Over the last eight years, he has devoted himself exclusively to the Aquaculture industry. He is the co-founder of Taurus Investments, Ltd. and


                                -19-
Aquaculture Specialties, Inc. He has served in an executive capacity for a number of privately held and public companies including Ford Motor Company. Mr. Cherch is the President and founder of Landa Financial Group, Inc. This investment and holding company has interests in the electronic security and access control industry including Low Voltage Systems, Inc., Holiday Springs Alarms, and Security Consultants. He is the founder of Quest International, Inc. and Meter Maid, Inc., and is the former owner of Corporate Consultants, Inc.

         Mr. Cherch has been responsible for the formation and funding of several private companies, which he brought to the public as IPOs. He founded and was CEO of National Early Warning Systems, Inc. (N.E.W.S.), OTC, National Electronics and Design, Inc., OTC, and served as an executive officer of Lancer Industries, Inc., AMEX. Mr. Cherch was instrumental in the design and patenting of several products for Lancer Industries and its subsidiary Universal Fiberglass Industries, Inc. These products were the basis upon which both companies built manufacturing and distribution networks in the United States and Europe. In addition, Mr. Cherch owns or has patents pending on several other products.

         Mr. Cherch attended Seton Hall University and Montclair State Teachers College.

ROBERT HIPPLE, CHIEF FINANCIAL OFFICER

         Robert Hipple, age 60, is an attorney, law professor and Senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ) companies. He also has extensive experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and/or federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. He serves as
Chairman and CEO of iWorld Projects & Systems, Inc., a publicly traded
Business Development company under the Investment Company Act of 1940. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June,2003, has been a Visiting Professor of at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company from August 1999 to April 2001.

         Mr. Hipple received a B.A. degree in Economics and Finance from Wesleyan University, a J.D. and LLM degrees from Georgetown University Law Center, and completed the MBA program in finance at Emory University School of Business.

DIRECTORS DURING FISCAL YEAR ENDED JUNE 30, 2005.

In addition to Mr. Papadoyianis and Mr. Cherch, our directors during the fiscal year ended June 30, 2005 were:



                                  -20-
DR. GREGORY A. LEWBART, M.S., V.M.D., DIRECTOR

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

Dr. Lewbart has been active throughout the last decade diagnosing and treating freshwater and marine tropical fish diseases. In 1988, he was employed as the corporate veterinarian of OBeirne Tropical Fish, Inc. and Greenway Farms, Inc. where he also managed the tropical fish wholesale operations and conducted experimentation on disease prophylaxis, nutrition, shipping solutions, and parasite and disease eradication. In 1993, he began his current position at North Carolina State University where he regularly lectures throughout the United States and internationally on fish diseases and related aquatic medicine.

DON C. TEWKSBURY, DIRECTOR

Mr. Tewksbury, age 56, is the founder and President of New England Pet Centers whose subsidiaries are Debbys Petland, a twelve store chain of full line pet stores, and Quality Pet Supply. Quality Pet Supply is a full-line pet and pet supply distributor representing over 100 manufacturers of pet supplies and a complete freshwater and saltwater fish, small animal, bird, and reptile holding and distribution center. In the winter of 1994, Mr. Tewksbury opened The Pet Club, a 36,000 square foot super store/cash and carry wholesale pet center in Massachusetts which focuses on tropical fish and supplies. This wholesale and Retail enterprise is one of the largest in the Northeast in both size and sales volume.

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

JAMES M. HARVEY, DIRECTOR

Mr. Harvey, age 61, is the Chairman and CEO of South Florida Aquaculture, Inc. where he has been an active figure in the State of Florida aquaculture and water resource policy.

Mr. Harvey is a consultant for Florida Government Strategies, a consulting practice centered on natural resource management, energy land use, and water supply planning in South Florida. Clients include numerous groups interested in environmental water needs of Everglades and Florida Bay, as well as an important Indian tribe, educational and health care clients. Throughout his career in South Florida, Mr. Harvey has lobbied hundreds of bills through the Florida Legislature.
                                    -21-
Prior to joining Florida Government Strategies in 1992, Mr. Harvey was the Planning Department Director for the South Florida Water Management District, where he was responsible for the development of local government programs to solve joint water management and land use problems through cooperative partnerships. He designed and implemented an interdisciplinary planning department to better plan for South Floridas water future and worked closely with the District Governing Board as a senior manager. He was responsible for the daily operations of the plans to improve Biscayne Bay, Indian River Lagoon, and Lake Okeechobee. Mr. Harvey served as Executive Director in 1999 and assisted Governor Jeb Bush implement the Everglades Restoration Program and directed the Agencys 1800 employees and 900 million dollar budget.

From 1983 to 1985, Mr. Harvey served as Deputy Executive Director for the Southwest Florida Water Management District where he directed planning, administration, and management of all facets of the District=s planning, financial budgetary, public information, land acquisition, and field operations. He managed a 16 county, 300 employee agency requiring a $30 million annual budget.

Mr. Harvey is, and has been, an advisor to or officer of, numerous government and environmental organizations including: Chairman, Vice Chairman and Secretary of the Florida Conservation Association; Advisor to the Governors Commission for a Sustainable South Florida; Member of the Planning and Resource Management Committee for the Florida Keys; Member of the Save the Manatee Committee; and the Florida Aquaculture Review Council, and The Habitat
Advisory Council of the US Department of Commerce South Atlantic Fishery Management Council.

Mr. Harvey has a B.A. in Political Science from Delta State University, and an M.S. in Urban Planning form Florida State University.

Board Committees

We do not currently maintain committees of the Board of Directors, including an independent audit committee of the Board of Directors. We also have not currently identified a financial expert on the Board of Directors.

ITEM. 10. EXECUTIVE COMPENSATION

During the fiscal year ended June 30, 2005, Mr. Cherch and Mr. Papadoyianis were entitled to compensation in the amount of $175,000 each under the employment agreements signed by each of them with the Company effective February 1, 2000, for five year terms, which agreements have been renewed automatically for an additional five year term. A portion of the salaries due have been accrued during the fiscal year ended June 30, 2005 for future payment and the accrued portion is included in Accrued and Other Current Liabilities on our financial statements. The Company also has entered into a consulting agreement with Robert Hipple to provide services as Chief Financial Officer for the Company, at a current monthly amount of $2,000, plus 100,000 shares of our restricted common stock, effective February 1, 2005. A total of $10,000 has been accrued as of June 30, 2005 and the shares of common stock have not yet been issued.




                                    -22-
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     In fiscal years ended June 30, 2005 and 2004, respectively, two of our officers were entitled to compensation in excess of $100,000, as reflected in the table below. There were no stock options, warrants or similar grants to any officer or director, made during the fiscal year ended June 30, 2005.

     The following table provides certain summary information concerning The compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to the Company and its subsidiaries:

                        ANNUAL COMPENSATION              LONG TERM COMPENSATION
                          ------------------------------  ------------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                           OTHER ANNUAL      STOCK   UNDERLYING    LTIP    ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION    AWARD(S)OPTIONS/SARS  PAYOUTS   COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)     ($)
----------------------------------------------------------------------------------------------------
Ernest Papadoyianis 2003  139,480       0          0          0            0              0      0
                    2004  165,230       0          0          0            0              0      0
                    2005  180,250       0          0          0            0              0      0

Sal Cherch          2003  139,480       0          0          0            0              0      0
                    2004  165,230       0          0          0            0              0      0
                    2005  180,250       0          0          0            0              0      0

Robert Hipple       2003        0       0          0          0            0              0      0
                    2004        0       0          0          0            0              0      0
                    2005   10,000       0          8,000 <F3> 0            0              0      0
----------------------------------------------------------------------------------------------------

<F1>   Refers to fiscal years ending June 30.
<F2>   The amounts referred to as salary reflect salaries accrued for each named officer and do not necessarily reflect amounts actually paid during the fiscal year.
<F3>   Mr. Hipple was issued 16,667 shares of restricted common stock as part of his compensation, valued at $5,000.

During the fiscal year ended June 30, 2005, total accrued salaries and interest due to Mr. Papadoyianis and Mr. Cherch were converted into Class A and Class B preferred shares (with the exception of $80,000 due in salaries and interest), as follows:

                       Accrued Salary      Class A Preferred   Class B Preferred
                         (Amount)          (Number of Shares) (Number of Shares)
                      ----------------------------------------------------------
Ernest Papadoyianis   $     392,657			1,500,000		1,750,000
Sal Cherch		    $     392,657			1,500,000		1,750,000

                                     -23-
ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2005, based on information available to us, by (i) each person who is known by us to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission; (ii) each of our Companys directors;
(iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

Name                              Shares of      Shares of       Percentage<F3>
                              Common Stock<F1> Preferred Stock<F2>
                          ----------------- --------------------   -------------
Ernest D. Papadoyianis (O,D)<F4>     2,089,060          750,000         30.80%
<F5>                                                  1,750,000
                                  -------------      -----------   -------------
Xavier T. Cherch (O,D)<F6>           2,079,377          750,000         30.76%
                                                      1,750,000
                                  -------------      -----------   -------------
Robert Hipple (O)                       18,845                -           .18%
                                  -------------      -----------   -------------
Gregory A. Lewbart (D)                  12,500                -           .12%
   				          -------------      -----------   -------------
Don C. Tewksbury (D)                    12,500                -           .12%
                                  --------------     -----------   -------------
James Harvey (D)                        12,500                -           .12%
                                  --------------     -----------   -------------
All officers and directors,
 as a group                          4,224,782         5,000,000        62.10%
                                  --------------     ------------   ------------

<F1>  Based upon 10,532,633 shares outstanding, following the one for six
      Reverse split of the common stock of Neptune Industries, Inc. effective June 16, 2005.
<F2>  Neptune  Industries, Inc. has two classes of  preferred  stock  issued and outstanding at June 15, 2005.The 2005 Class A Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (750,000 shares) and Sal Cherch (750,000 shares) in payment and satisfaction of accrued salaries and expenses totaling $408,121 owed to them by the company. The 2005 Class A Preferred Stock is convertible into common shares on the basis of ten shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 2,500,000 shares if fully converted. The 2005 Class B Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (1,750,000 shares) and Sal Cherch (1,750,000 shares)in payment and satisfaction of accrued salaries and Expenses totaling $175,444 owed to them by the company. The 2005 Class B Preferred Stock is convertible into common shares on the basis of six shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 3,500,000 shares if fully converted.
                                   -24-
<F3>  Based on full dilution from the effect of converting both the 2005 Class
      A Convertible Preferred Stock and the 2005 Class B Convertible Preferred Stock to common stock, and resulting in 16,515,184 fully diluted common shares outstanding.
<F4>  Mr. Papadoyianis holds 2,089,060 common shares directly and is entitled to 1,250,000 common shares on conversion of the 2005 Class A Convertible Preferred Stock and 1,750,000 common shares on the conversion of the 2005 Class B Convertible Preferred Stock, a total of 5,089,060 fully converted common shares.
<F5>  The addresses for all officers and directors is care of the Company at
      2234 N. Federal Highway, Suite 372, Boca Raton, FL 33431.
<F6>  Mr. Cherch holds  2,079,377  common  shares  directly  and is  entitled to 1,250,000 common shares on conversion of the 2005 Class A Convertible Preferred Stock and 1,750,000 common shares on the conversion of the 2005 Class B Convertible Preferred Stock, a total of 5,079,377 fully converted common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. James Harvey, one of our Directors, is also President and majority shareholder of South Florida Aquaculture, Inc., which holds the leasehold interest on the forty-eight acre tract of land, owned by the South Florida Water Management District, on which our subsidiary, Blue Heron, operates the farm, under a management agreement with South Florida Aquaculture, Inc. The term of the management agreement is the same as the remaining lease term. The Company also owns a minority interest in South Florida Aquaculture, Inc., which is held for the Company in the name of our President, Ernest Papadoyianis, because the latter is a Subchapter S corporation for federal income tax purposes.

ITEM 13. EXHIBITS.

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


                                    -25-
3.4.* Certificate of Amendment to Articles of Incorporation of Expresso,Express, Inc (incorporated by reference to Form 8-K/A filed on 3/15/2002).

3.5.* Articles of Merger of Move Films, Inc. into Neptune Industries, Inc. effective June 9, 2005.

3.6.*    Articles of Incorporation of Neptune Industries, Inc.

3.7.*    By-laws of Neptune Industries, Inc.

31 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.1 Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Exhibits were previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Dohan and Company CPAs, P.A. for professional services rendered for the year ended June 30, 2005:

                      Service                              2005
    --------------------------------------------  -----------------------

Audit Fees                                    $                 8,500
Audit-Related Fees                                                  -
Tax Fees                                                            -
All Other Fees                                                      -
                                                  -----------------------
Total                                         $                 8,500
                                                  =======================

Audit Fees - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Dohan and Company CPAs, P.A. in connection with statutory and regulatory filings or engagements.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection withvarious transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Of Independent Auditors

                                  -26-
The Company currently does not maintain an independent Audit Committee, but intends to appoint an Audit Committee as soon as possible, given its current resources.
                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Neptune Industries, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: August 31, 2005

Neptune Industries, Inc.
By: /s/ Ernest Papadoyianis
    ---------------------------
    Ernest Papadoyianis
    President and Chief Executive Officer
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Ernest Papadoyianis                                     August 31, 2005
-----------------------
President and Chief Executive Officer
(Principal Executive Officer), Director

/s/ Robert Hipple                                           August 31, 2005
------------------
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Sal Cherch                                              August 31, 2005
--------------
Director

/s/ Don Tewksbury                                           August 31, 2005
-----------------
Director

/s/ James M. Harvey                                         August 31, 2005
-------------------
Director

/s/  Greg Lewbart                                           August 31, 2005
-------------------
Director








                                      -27-