Form 10QSB
period 2005-09-30
NEPTUNE INDUSTRIES, INC.
filed 2005-11-21
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2005
[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

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

                             (561)-482-6408)
                       (Issuer's telephone number)

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

                                                 [x]Yes  [ ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                 [ ] Yes [X]  No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court	  [ ]Yes [ ]  No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of equity, as of September 30, 2005 was:

Common Shares	                                10,789,051 shares
Class A preferred Shares	                     1,500,000 shares
Class B Preferred Shares                           3,500,000 shares

Transitional Small Business Disclosure Format (check one):    Yes___; No_X_
                                   FORM 10-QSB
                              NEPTUNE INDUSTRIES, INC.
                          PERIOD ENDED SEPTEMBER 30, 2005
                                TABLE OF CONTENTS

PART I

Item 1.
FINANCIAL STATEMENTS......................................... 3
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
     OF OPERATION............................................ 18

Item 3.
CONTROLS AND PROCEDURES...................................... 19

PART II
Item 1.

LEGAL PROCEEDINGS............................................ 19

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES
       AND USE OF PROCEEDS................................... 19

Item 3.

DEFAULTS UPON SENIOR SECURITIES.............................. 19

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......... 19

Item 5.
OTHER INFORMATION ........................................... 19
Item 6.

EXHIBITS AND REPORTS ON FORM 8-K............................. 19

Signatures .................................................. 20












                                 -2-



Part I.
Item 1.  Financial Information.
                             NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                         September 30,            June 30
2005 2005
                    (audited)
                                        ---------------       ---------------
ASSETS
Current Assets
  Cash					  $      129,387      $        144,004
  Accounts Receivable                         10,287                67,633
  Inventory                                  479,391               407,834
  Prepaid expenses                             7,974                 7,974
  Loan Receivable                                  -                 5,000
  Deposit on Equipment                        12,340                 9,840
  Deferred Costs                              10,210                10,210
Deferred tax asset less valuation
     allowance of $492,525 and $492,525            -                     -
                                         ---------------      ---------------
  Total Current Assets                       649,589               652,495
Property and Equipment Net                   496,042               561,323
Security Deposits                              4,040                 4,040
                                         ---------------      ---------------
Total Assets                           $   1,149,671       $     1,217,858
                                         ===============      ===============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)

Liabilities
Current Liabilities
  Accounts payable                      $    132,655       $       105,221
  Accrued and Other Current Liabilities      168,125               111,434
  Current Portion of Long-Term Debt-
      Related Party                          100,000               100,000
  Current Portion of Long-Term Debt            6,197                 6,976
  Notes Payable                               50,000               100,000
  Notes Payable-Officers                      70,000                70,000
  Convertible Note-Related Party             125,000                55,000
                                             -------------    ---------------
    Total Current Liabilities                651,977               548,631

  Long-term Liabilities:

  Long-Term Debt-Related Party                25,000                25,000
Long-Term Debt
  Convertible Notes                                -                     -
  Notes payable-Officers                           -                     -
                                            -------------      --------------
     Total Long-Term Liabilities              25,000                25,000
                                            -------------      -------------
Total Liabilities                         $  676,977         $       573,631
                                   F-1
COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 6, 10 AND 13)


Stockholders Equity (Deficiency in Assets)

  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized,
      5,000,000 shares issued and
      outstanding                               5,000                  5,000
Common Stock, $.001 par value
      15,833,333 shares authorized,

      10,789,051 and 10,532,633 shares
      issued and outstanding                    10,789                10,533

  Additional Paid-In Capital                 4,177,113             4,115,367
  Accumulated Deficit                       (3,720,208)           (3,486,673)
                                            --------------      --------------
     Total Stockholders Equity
     (Deficiency in Assets)                    472,694               644,227
                                            --------------      --------------
Total Liabilities and Stockholders Equity
            (Deficiency in Assets)        $  1,149,671        $    1,217,858
                                            ==============     ==============






















See accompanying notes.







                                      F-2


                            NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the periods ended
                                                 September 30,      June 30,
                                                     2005            2005
                                               --------------   -------------
Revenues:
  Sales                                        $       96,143   $     629,233
 Cost of Sales                                        152,552         726,131
                                               --------------   -------------
Gross Loss                                            (54,409)       (96,898)
                                               --------------   -------------
Expenses:
   Advertising and marketing                              151          3,184
   Automobile and truck expense                         8,115         36,479
   Depreciation                                         1,265          1,351
   Insurance                                            6,556         14,118
   Office                                               1,208          3,690
   Officers salary, related taxes and benefits        114,573        401,010
   Other operating expenses                             9,774         18,023
   Outside services                                       937          9,190
   Professional fees                                   17,355         23,835
   Public relations                                     6,850              -
   Rent                                                 1,025          5,071
   Repairs                                                259          5,261


Utilities                                            1,835         9,265
                                               --------------  --------------
Total expenses from operations                        169,903        648,454
                                               --------------  --------------
Loss before interest and income taxes           $    (224,512) $   (745,352)

Interest Expense                                        9,023        73,927
                                               --------------  --------------
Loss before income tax taxes                         (233,535)      (819,279)
Provision for income taxes                                  -              -
                                               --------------  --------------
Net loss                                        $    (233,535)  $   (819,279)
                                               ==============  ==============

Net loss per share (basic and diluted)          $       (0.02)  $      (0.12)


                                               ==============  =============
Weighted average number of common
    shares outstanding (basic and diluted)         10,532,633       7,101,901
                                                ============== ==============

   See accompanying notes

                                    F-3
                               NEPTUNE INDUSTRIES INC.
                                  AND SUBSIDIARIES
                STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)
                  PERIODS ENDED June 30, 2005 AND SEPTEMBER 30, 2005

                                                                          Total
                                                                                        Stockholders
                                                                                           Equity
                          Common Stock      Preferred Stock    Paid-In    Accumulated   (Deficiency)
                        Shares     Amount  Shares    Amount    Capital     Deficit        in Assets
                      ----------  -------- ------- ---------  ---------   ------------   -----------
Balance, June 30,2003 4,771,960  $  4,772        -  $     -     $ 1,870,908  $ (1,889,141)  (13,461)
                      ==============================================================================
Shares issued in
  connection with
  note payable           33,333       33         -        -          5,967               -     6,000
Shares issued for cash  794,103      794         -        -        379,206               -   380,000
Net loss for the
  year ended                  -        -         -        -              -        (778,253) 778,253)
                      ------------------------------------------------------------------------------
Balance, June 30,2004 5,599,396    5,599         -        -      2,256,081      (2,667,394)(405,714)
                      ==============================================================================
Shares issued for
  Cash                1,666,667    1,667         -        -        748,333               -   750,000
Shares issued  in
  exchange for
  services               85,756       86         -        -         25,641               -    25,727
Shares issued for
  interest expense        4,167        4         -        -          1,246               -     1,250
Shares issued in
  relation to
  convertible notes     207,064      207         -        -        128,293               -   128,500
Shares issued to
  officers for accrued
  compensation and
  interest            2,500,000    2,500 5,000,000     5,000       956,243               -   963,743
Shares issued in
  connection with
  merger                469,583      470         -         -          (470)              -         -
Net loss for the
  year ended                  -        -         -         -             -        (819,279) 819,279)
                      ------------------------------------------------------------------------------
Balance
   June 30, 2005     10,532,633  $10,533 5,000,000    $5,000   $ 4,115,366   $ (3,486,673)$  644,227

Shares issued in
   connection with
   notes payable        210,000      210        -          -        48,590               -    48,800
Shares issued for
   interest expense      26,406       26        -          -        13,177               -    13,203
Shares issued as loan
  incentive              20,000       20        -          -           (20)              -        -
Shares issued in
   connection with
   merger (rounding)         12        -        -          -            -                -        -
Net loss for period
   ended 9/30/2005           -         -        -          -            -         (233,535)(233,535)
                     -------------------------------------------------------------------------------
Balance
  September 30, 2005 10,789,051  $10,789 5,000,000    $5,000   $ 4,177,113   $ (3,720,208)  472,694
                     ===============================================================================

See accompanying notes

                                      F-4
















               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the main activities of Company have been devoted to raising capital, implementing its business plan, commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC, and developing, testing and patenting (pending) S.A.F.E. (Solar-powered, Aquaculture, Finfish Environment) technology.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District. This site is intended to become the cornerstone of the South Florida operations of the Company, with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

Merger with Move Films, Inc.

On June 9, 2005, the Company completed a statutory merger with Move Films, Inc., a Texas corporation. Move Films, Inc. was a non-trading, fully reporting public company. The surviving entity remained Neptune Industries, Inc. which assumed the obligation as a full reporting company for SEC purposes as successor to Move Films, Inc. This transaction has been accounted for as a reverse merger.

For all periods prior to June 30, 2005, periodic reports filed with the SEC were filed as Move Films, Inc., including the Form 10-QSB for the quarterly period ended September 30, 2004. Since Move Films, Inc., was not an active operating company and had no assets or income as of September 30, 2004, comparison of the activity of the Company for the period September 30, 2005 with the reported activities of Move Films, Inc., its predecessor, for the reporting period ended September 30, 2004, is not meaningful and is omitted. Common shares of the Company, continue to be listed on the OTC Pink Sheets under the trading symbol NPDI.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aquaculture Specialties, Inc. and Exotic Reef Technologies, Inc., and its majority owned subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). All inter-company balances and transactions have been eliminated at consolidation.




                                  F-5
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

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


Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers or the pick up of merchandise by the customer. Allowances for sales returns are recorded as a component of net sales in the period the allowances are reported.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company financial statements compared to the tax returns.

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $3,184 and $2,234 for the years ending June 30, 2005, and 2004 respectively. There were no significant similar expenses for the quarter ending September 30, 2005.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.




                                 F-6
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At June 30, 2005, the Company had cash
on deposit exceeding the insured limit by approximately $24,143.   The Company
operates domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the geographic locations of the customers.

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

                                 F-7
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

In November 2004, the FASB issued Statement No. 151, Inventory Costs, (SFAS
151) to amend the guidance in Chapter 4, Inventory Pricing, of FASB
Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the financial position or results of operations.

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

                                    F-8

               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead costs, such as utilities. Overhead is allocated to inventory based on the number of pounds of fish included in ending inventory.

Inventory June 30, 2005 consisted of the following:

                      June 30,
                       2005
                     (audited)
                   ----------------
Seafood          $     114,307
Feed                   127,002
Chemicals               76,283
Overhead                90,242
                     ----------
		     $     407,834
                                  F-9

               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.


NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial position and operating results of the Company raise substantial doubt about its ability to continue as a going concern, as reflected by the accumulated deficit of $3,486,673 as of June 30, 2005 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the end of fiscal years June 30, 2005 and 2004:

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
                                    =============      =============




                                  F-10
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 3         PROPERTY AND EQUIPMENT (Continued)

Total depreciation expense for the years ended June 30, 2005 and 2004, amounted to $70,230 and $61,136, respectively. Of these amounts, $68,879 and $59,850 are included in cost of sales and $1,351 and $1,286 are included in expenses for the years ended June 30, 2005 and 2004, respectively.

NOTE 4.        NOTE RECEIVABLE


The note receivable at June 30, 2005 consists of a 10% unsecured note receivable due on demand. This note was repaid during the quarter ended September 30, 2005.

NOTE 5.	   ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                     SEPTEMBER 30,      JUNE 30,
                                         2005		    2005
                                    ------------      ------------
Accrued payroll - officers	     $     113,837            72,912
Accrued interest - officers		      19,836            17,088
Accrued interest - others		      14,452            21,434
                                    ------------      ------------
                                   $     168,125$          111,434
                                    ============      ============

NOTE 6.         ACCRUED OFFICERS COMPENSATION AND INTEREST

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

                                  F-11
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 6          ACCRUED OFFICERS COMPENSATION AND INTEREST (continued)

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

The Agreements also provide for accrued interest of ten percent (10%) per annum until the employees salary, bonuses and benefits are paid in full. Accrued interest on the above salaries and bonuses are $17,088 and $136,891 as of June 30, 2005 and 2004, respectively. Additional salary and interest due under these agreements were paid through the issuance of additional convertible preferred stock. (See Note 8 Related Party Transactions)

NOTE 7.    INCOME TAXES

Deferred income taxes and benefits for the fiscal years 2005 and 2004 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following for June 30, 2005 and June 30, 2004:

	                     	                       Current
	  		             June 30, 2005         Period
		                     2005                Changes 	     2004
                            	--------------      ------------     -------------
Deferred tax assets:


Accrued officers compensation	    $	   10,937	$	(90,966)	$	101,903
Accrued interest officers		    2,563		(17,971)		 20,534
Net operating loss carry forwards	  507,382		233,062		274,320
                                  -----------    -------------     ------------
		                          520,882		124,125		396,757
Deferred tax liabilities:

Book to tax depreciation              (28,357)	       (1,354)	      (27,003)

                                  ------------   -------------     -------------
Net deferred tax asset	              492,525		122,771		369,754
Valuation allowance	             (492,525)	     (122,771)	     (369,754)
                                  ------------   -------------     -------------
                                  $         -	$           - 	 $          -
                                  ============   =============     =============
                                         F-12
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 7                 INCOME TAXES (Continued)

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit follows:

                                           	      2005			2004
                                                   -----------       -----------
Income tax benefit computed at federal
	statutory rate	                          $   122,892	  $	117,073
Accrued officers compensation	                        (90,966)	      (26,842)
Accrued interest officers     	                  (17,970)	       (8,823)
Depreciation	                                     (1,354)            5,444
Net operating losses	                              (12,602)	      (86,852)
                                                    -----------     ------------
                	                                $	      -	  $	     -
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

                                 F-13
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 8            RELATED PARTY TRANSACTIONS (Continued)

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

In July, 2004, the Company executed a Convertible Note for $25,000 to a shareholder of the Company. The note was due on July 28, 2005. Accrued interest on this note is $2,917., and is included in accrued interest. Also in July, the Company executed another Convertible Note for $20,000 to an unrelated third party. The note was converted in October 2004 to 285,720 (47,620 post share reduction) shares of common stock.

A third shareholder holding a $20,000 convertible note, converted the note in September, 2004 for 400,000 shares (66,667 post share reduction) of common stock.


                                   F-14
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 8           RELATED PARTY TRANSACTIONS 9Continued)

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

Note payable to bank, due June 2007, payable in monthly installments to consist of principal in the amount of $302, including interest at 7.54%, secured by a vehicle. The principal balance on this note as of September 30, 2005 is $6,197.
                                 F-15
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 9     NOTES PAYABLE (Continued)

In December 2003, the Company executed two promissory notes payable, each For $50,000, to two unrelated third parties. Each note was due on December 12, 2005 and includes interest payable at a rate of 10% per annum. Upon signing of the notes, each lender received one hundred thousand (100,000) restricted common shares of the Company. In August, 2005, the $50,000 outstanding principal balance on one of these notes, plus accrued interest of $8,333, was converted into 116,666 shares of common stock plus a warrant to purchase 58,333 shares of common stock for three years at a price of $0.50 per share.

In August, 2005, an outstanding loan in the amount of $55,000 owed to one
Of our shareholders, together with accrued interest of $4,870, was converted into 119,740 shares of common stock, plus a warrant to purchase 59,870 shares of common stock for three years at a price of $0.50 per share.

NOTE 10.  	COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provides for a minimum annual salary of $35,000. In July 2005, the employment agreement has been renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,500.

In March 2005, the Company retained the services of David Weinstein, an investment banking and financial consultant. The six month agreement for services provides for payment of 150,000 shares (25,000 shares post-reduction) of restricted common stock for a total value of $7,500.

Also in March 2005, the Company retained the services of The Eversull Group, Inc. an investor relations company. The one year agreement beginning April 1, 2005, for services provides for payment of $2,000 per month, and 250,000 shares (41,667 shares post-reduction) of restricted common stock, for a total value of $12,500. The accrued amount of $12,000 as of September 30, 2005, is included in accounts payable.

In May 2005, the Company retained the services of Equity Communications, LLC, a financial public relations company. The one year agreement for services provides for payment of $6,000 per month and 500,000 stock options to purchase shares of common stock at $0.15 per share (83,334 stock options to purchase shares at $0.90 per share, post-share reduction), and another 500,000 stock options to purchase shares of common stock at $0.09 per share (83,334 stock options to purchase shares at $0.54 per share, post-share reduction), for a period of five years. The accrued amount of $12,000 as of June 30, 2005, was included in accounts payable. In September, 2005, this agreement was cancelled by mutual consent, as was all compensation due under the agreement




                                 F-16
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005


NOTE 10          COMMITMENTS  (Continued)

In July 2005 the Company retained the services of Douglas Toth, as a financial and corporate advisor, for a six month period. The agreed compensation for his services was $5,000 and 33,333 shares of restricted common stock per month. This agreement was cancelled by the Company on September 28, 2005, effective October 28, 2005. Accrued fees of $10,000 are included in accounts payable. No shares were issued to Mr. Toth under the agreement.

Also in July 2005, the Company entered into a Letter of Intent with Westcap Securities, Inc., a NASD licensed broker dealer, to be the Placement Agent on a $2,500,000 private equity offering. The offering is contingent upon the approval of the 211 application for listing on the OTC-Bulletin Board. Westcap has agreed to use its best efforts to complete the offering in a timely manner. As the Placement Agent, Westcap will receive a 10% commission and a 3% non-accountable expense allowance. In addition, for each ten shares sold in the offering. Westcap will receive one warrant exercisable at a price equal to 120% of the Private Placement offering price per share for a period of five years, with demand and piggyback registration rights.

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



                                F-17
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005

NOTE 11        STOCKHOLDERS EQUITY (Continued)

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

On June 6, 2005, the Board of Directors approved a 2005 Class A Preferred Stock Award of 1,500,000 shares to Messrs Papadoyianis and Cherch (750,000 shares each) in exchange for the retirement of $408,121 in long-term liabilities of the Company for accrued salaries and interest owed to them. Pursuant to the certificate of designations establishing the Series A preferred stock, each share of the 1,500,000 shares of currently issued and outstanding Series A preferred stock may be converted into 1.6667 fully paid and non-assessable shares of our common stock, or a total of 2,500,000 common shares. On all matters submitted to a vote of the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock into which the preferred shares may then be converted. Therefore, the holders of the Class A preferred shares have the power to vote 2,500,000 shares on a par with the common stock.

	Also on June 6, 2005 the Board of Directors approved a 2005 Class B Preferred Stock Award of 3,500,000 shares to Messrs Papadoyianis and Cherch (1,750,000 shares each) for the retirement of $175,444 in long-term liabilities to the Company, representing accrued salaries and interest. Pursuant to the certificate of designations establishing Series B preferred stock, each share of the 3,500,000 shares of currently issued and outstanding Series B preferred stock may be converted into 3,500,000 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock held by such holder. Therefore, the holders of the Class B preferred shares will have the power to vote 3,500,000 shares on a par with the common stock. F-18
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FlNANCIAL STATEMENTS
               FOR THE QUARTER ENDING SEPTEMBER 30, 2005
                 AND FOR THE YEAR ENDED JUNE 30, 2005


NOTE 11     STOCKHOLDERS EQUITY (Continued)

During the quarterly period ending September 30, 2005, the Company issued a total of 256,418 common shares, increasing the total number of common shares outstanding from 10,532,633 shares outstanding at June 30, 2005 to 10,789,051 at September 30,
2005. Of these additional common shares, 236,406 shares were issued in cancellation of promissory notes and accrued interest owed by the Company, as follows:

Note Holder         Principal       Interest       Shares Issued

Lynden Capital      $ 55,000       $  4,870           119,740
Jeff Raup           $ 50,000       $  8,333           116,666

The remaining shares were issued as partial consideration for additional loans to the Company (20,000 shares) and as a rounding adjustment for shares issued in the merger with Move Films, Inc. (12 shares).

NOTE 12. 	MAJOR CUSTOMERS

Revenues from two customers comprised approximately 69 percent of the Company revenues during the period ended June 30, 2005, compared to the same two customers comprising 56 percent for the prior period ending June 30, 2004.

NOTE 13        SUBSEQUENT EVENTS

On November 11, 2005, the previously filed Form 211 Application to trade our common shares on the OTC Bulletin Board was approved by the NASD. Our common shares were first quoted on the Bulletin Board on November 11, 2005 and currently are quoted on both The Pink Sheets and the OTC Bulletin Board under the symbol, NPDI.

















                                  F-19

Item 2.	 Management Discussion and Analysis or Plan of Operation.

Neptune Industries, Inc., (the Company) was incorporated in the State of Florida on May 8, 1998. We operate on a June 30, 2005 fiscal year. Our common shares are traded on the Pink Sheets and on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming) through our subsidiary, Blue Heron Aqua Farms, LLC, in Florida City, Florida and in the development of new technologies for aquaculture and related marine uses. On June 9, 2005, we merged with Move Films, Inc., a Texas corporation, with the Company as the surviving entity.
As a result of that merger, we succeeded to the filing and reporting obligations of Move Films, Inc. under Section 12(g) of the Securities Exchange Act of 1934.

This quarterly report, and the financial statements included in this report, Have been filed pursuant to an extension of the time to file because of the effects of Hurricane Wilma on the operations of the Company. Both the Company headquarters and its farming operation, as well as the offices of its outside accountant, were without power and were closed for several weeks in late October. As a result, this report and the financial statements included in this report, whole believed to be accurate and complete by management, have not yet been completely reviewed by our outside auditors. If, as a result of the completion of that review, any changes or additions are required to this report or the financial statements included in this report, we will file an amended report containing such changes or additions.

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending S.A.F.E. (Solar-powered, Aquaculture, Finfish Environment) technology. S.A.F.E. provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of its publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

The founders of the Company, Messrs. Ernest D. Papadoyianis and X.T. (Sal) Cherch began designing and testing what today is known as the S.A.F.E. System more than 8 years ago. The S.A.F.E. system is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune has spent over 6 years and more than $3 million in completing the development of the S.A.F.E. system, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through its subsidiary, Blue Heron Aqua Farms, LLC.

Blue Heron operates a forty-eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind, flow-through environment which is virtually extinct in the U.S. today. In October, 2004, we completed a state of the art

                                 -4-
nursery expansion in order to increase production capacity of our sashimi quality hybrid striped bass (branded as Everglades Striped Bass) by over 25 percent. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the forty eight acre site under production at this time, we will be able to substantially increase production as additional acreage is added to the production capability.

Currently, we distribute our products primarily through wholesale distributors who pick up the fresh fish at our Florida City, Florida fish farm and distribute the product nationwide. In addition, some local Florida customers pick up the product themselves at the farm site. We do not currently distribute any product ourselves, although our business plan is to expand our capabilities into processing, distribution and value added products.

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

This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farm purchases fingerling fish, raises the product to market size (1.25-2+ lbs), then harvests and distributes it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low- cost production strategy, technology, and existing distribution allow us to bring our products to market faster and cheaper than our competition.

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

                                  -5-
Farming Operations

We are poised to expand our facilities, diversify our production, and vertically integrate our operations. We are planning to increase capacity to produce over two million pounds of hybrid striped bass, redfish, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and then utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty eight acre fish farm facility, have created one of the premier commercial aquaculture operations on the East Coast and perhaps the U.S.

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

The Company has identified three phases for the expansion of its Florida City, Florida site. Management proposes to utilize approximately $600,000 of the proceeds of a planned private offering of its common stock on physical improvements, equipment, and working capital to expand the Blue Heron South Farm in the first of the three phases of development.

Approximately two acres of the South Farm site of six acres, have been designated for a Phase I expansion. Management intends to utilize this area for hybrid striped bass grow-out production. The successive addition of over thirty, above-ground circular tanks should provide an additional 400,000 pounds per year of production. Capital investment for this Phase I two acres parcel development of the South Farm has been estimated at $600,000. Following the completion of this expansion, management intends to embark on the successive renovation of the remaining four acres of the South Farm site (Phases II and III). The capital investment for this expansion has been estimated at $1,000,000, and would result in an additional 700,000 to 1,000,000 pounds of production per year.

The Company intends to offer common shares and warrants to acquire additional common shares under a private offering. Although not finally fixed, the Company expects the offering to be for up to $2.5 million in additional capital, on a unit basis, with each unit consisting of one share of common stock and one-half of a warrant to acquire an additional share of common stock for a period of three years. Any offer or sale of a unit, if made, will be

                                  -6-
made only pursuant to a private offering memorandum to be prepared by the Company, and only to accredited investors. There can be no assurance that such an offering will be made, or, if made, that such an offering will be successful, or that the Company will be able to raise the additional capital needed to continue and expand its operations.

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

Hurricane Recovery

       On August 25, 2005, South Florida was struck by Hurricane Katrina as a Category 1 storm. One month later on October 24th we were stuck again by Hurricane Wilma as an upper level Category 2 storm with winds exceeding 110 mph. We are extremely pleased with the overall resiliency of our farm in surviving the severe winds and flooding from these hurricanes. Our entire staff responded quickly and efficiently both in their preparation for the storms, as well as to resuming operations following the storms.

Hurricane Katrina glanced the farm with the outer bands which caused a reasonable amount of damage to the shade house covering the farm. While the remainder of the production area was not damaged, the storm caused power outages and flooding, which resulted in the suspension of feeding, harvesting and shipping of product.

       Hurricane Wilma was a much larger and more powerful storm. The farm was without power from October 24 through November 8, but continued to operate using our standby generators and oxygen systems. The inventory and primary production infrastructure sustained minimal damage from the storms, while secondary structures, such as the shade enclosure and on-site trailers, suffered to a greater degree.

       The most compromising element was the loss of power for two weeks which resulted in an enormous consumption of diesel fuel, equipment

                                 -7-
maintenance, and reduced water flows to the farm. The temporary suspension and reduction in feeding inevitably compromised growth rates which will impact future harvesting schedules. Within 48 hours of the 100+ mph winds, operations resumed. All of our emergency planning, the installation of three sophisticated backup systems and having qualified staff who live on-site proved extremely beneficial. The object of our emergency planning has always been geared to minimize inventory loss, as well as to quickly restore operations.

	Other Areas of Development

Our future development plans expand far beyond our South
Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of its S.A.F.E. System technology. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

In late July, 2005, we entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize Redland?s 38 acre quarry lake site for testing of the S.A.F.E.? System prototype. This site is close to our current Florida City operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with S.A.F.E.

Site preparation is fully underway with excavation, new electricity, fencing, and storage units nearing completion. The new prototype tank has been delivered, and will be assembled and launched as soon as the security fencing has been completed. Hurricane Wilma on October 24, 2005 has caused significant delays in the availability of both labor and materials for all contractor jobs.

Risk Factors.

Uncertainty of Product Development

The Company is in the development stage and has not realized any material operating revenues. The Company's targeted products are in various stages of analyses, development and testing.
Most of the products will require further development and investment before they can be determined to be capable of being successfully commercialized. During the development stage, significant technical and practical obstacles may be identified

                                  -8-
which may need to be overcome for commercial viability or prior to obtaining necessary regulatory approvals. Furthermore, some of the Company's proposed products which are successfully developed might be subject to requisite regulatory approval prior to their commercial sale, which may not be obtained. No assurance can be given that the Company will succeed in the development, governmental approval or marketing of any product.

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

Uncertainty of Future Profitability

The Company has not been profitable since inception and there can be no assurance that the Company will ever achieve profitability. For the period from inception to March 31, 2005, the Company incurred losses. The Company has generated certain material operating revenues however expects operating losses to increase over the near future. Thus, there can be no assurance that the Company will be able to obtain outside financing for its operations that will be sufficient to meet our operating expenses. Our financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


                                  -9-
Negative Gross Margins

The Company currently has negative gross margins on sales due in part to a lack of sufficient infrastructure/production facilities to house sufficient inventory to accommodate the seven to ten month growth cycle for the inventory of fish on the farm. Our current fish farming operations are relatively small in scope, at approximately 230,000 lbs of production per year. Our operations have experienced a higher relative cost of sales due to our inability to purchase in larger quantities, overall price increases for fingerling stock, and operational size limitations. In order for these conditions to change, our operations must capitalize on the inherent benefits of economies of scale in significant cost items such as fingerlings, feed and oxygen. Management has detailed expansion plans to add further infrastructure to the existing forty-eight acre farm site to expand our production significantly. This planned expansion depends on our ability to raise additional capital for expansion and working capital. The Company intends to undertake a private offering of additional common shares during the quarterly period ending December 31, 2005 for up to $2.5 million in additional capital, but there can be no assurance that such an offering will be made as planned or, if made, that we will be able to raise the additional working capital needed for this expansion.

Inventory Fluctuations

Our hybrid striped bass is produced under the continuous culture rather than the batch culture production method. Continuous culture ensures that product becomes ready for market each week, as opposed to an entire crop being harvested at a single point in time. Accordingly, certain tanks are emptied monthly, and subsequently re-stocked with fingerlings (small, juvenile fish). Due to the very small size of the fingerlings (60 to 300 fish to the pound), tanks can be stocked with a significantly larger number of fish than can be grown to maturity in a similar sized tank. As the juvenile fish grow, they are dispersed to multiple tanks to grow to market size. Therefore, at certain times during the year, the inventory varies significantly depending upon the ratio of fingerlings to mature fish in stock. We carry over seven months of inventory due to the seven to ten month growth period for the fish stock and our practice of introducing new fingerlings to the production base at regular intervals, so that we are able to produce mature fish for sale every week. This results in an average inventory age of about six months.

No Market Research of Potential Demand for Products.

The Company has neither conducted nor have others made available to it results of market research such that management might have absolute assurance from which to estimate potential demand for its products. There is no assurance that sufficient market penetration can be achieved so that planned production is absorbed by the market in the event such a demand can be identified.
                              -10-
Future Capital Needs; Inability to Access Capital Markets

The Company will continue to expend substantial funds on research and development and commercialization efforts for its products. As of June 15, 2005, the Company did not have any significant reserves of cash (See Financial Statements). The Company will require additional funds for these purposes and will seek funds through equity financing, debt financing, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available to the Company on acceptable terms, or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

Material Commitments

Our material commitments are as follows:

Note payable to bank, due June 2007, payable in monthly installments of $302, including interest at 7.54 percent, secured by a vehicle. The principal balances on this note as of June 30, 2005 and 2004, were $6,976 and $9,968, respectively.

Three year lease contract for a 2004 GMC truck, payable in the amount of $596 per month until March, 2007.

Three year lease contract for a 2004 GMC truck, payable in the amount of $552 per month until March, 2007.

The Company has a supply contract with Air Gas South, Inc. for oxygen tank rentals. The contract is for a five year period ending in March, 2007 and provides for a monthly lease payment of $846.

In December 2003, the Company executed two promissory notes, each in the principal amount of $50,000, to two unrelated third parties. Each note is due on December 12, 2005 and includes interest payable at a rate of 10% per annum. Upon signing of the notes, each lender received one hundred thousand (100,000) restricted common shares of the Company. Accrued interest on these notes was $15,000 as of June 30, 2005 and was included in accrued
interest.   On August 24, 2005, one of these promissory notes, plus accrued interest, was converted to 116,666 shares of common stock and a warrant to purchase an additional 58,333 common shares at a purchase price of $0.75 per share for a period of three years

Beginning in February, 2002, the Company issued a series of five convertible notes to one of its shareholders, totaling $95,000 in principal amount. In December 2003, the Company repaid $20,000 of the principal amount, and another $20,000 was converted to common stock in July 2004, leaving a balance of $55,000 still due on the remaining notes. One note for $20,000 is due in December, 2005, and second note for $25,000 and a third note for $10,000, were extended to September 1, 2005. Accrued interest on these notes was $4,141 at June 30, 2005 and was included in accrued



                                   -11-
interest. All of the notes bear interest at 10 percent per annum, except the $10,000 note, which is at 15 percent per annum. On August 23, 2005, the balance due on these notes of $55,000 was converted into 119,740 shares of common stock and a warrant to purchase an additional 59,870 common shares at a purchase price of $0.75 per share for a period of three years

In July, 2004, the Company executed a Convertible Note for $25,000 to a shareholder of the Company. The note is due on July 28, 2006. Accrued interest on this note was $2,292 at June 30, 2005 and was included in accrued interest.

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder of the Company, due on October 21, 2005, with interest accruing at a rate of 10 percent per annum. This note included 50,000 warrants to purchase shares of common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. Additionally, the holder has the right to convert the note to shares of common stock and warrants of the Company on the basis of $0.50 per unit, with each unit made up of one share of common stock and one-half of a warrant to purchase a share of commons tock at $0.75 per share for a period of three years. .

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock held by our officers, Messrs Papadoyianis and Cherch, in exchange for $100,000. The Company paid $30,000 of this amount at that time and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8 percent per year. Accrued interest on this note was later converted to preferred stock.

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,000.

Also in March 2005, the Company retained the services of The Eversull Group, Inc. an investor relations company. The one year agreement beginning April 1, 2005, provides for payment of $2,000 per month, and 41,667 shares of restricted common stock for a total agreed value of $12,500 for investor relations services. The accrued monthly payment of $6,000 due as of June 30, 2005, was included in accounts payable.

In May 2005, the Company retained the services of Equity Communications, LLC, a financial public relations company. The one year agreement for services provided for payment of $6,000 per month and options to purchase 83,334 shares of common stock at $0.90 per share, and another 83,334 shares of common stock at $0.54 per share, for a period of five years. The accrued monthly amount of $12,000 due as of June 30, 2005, was included in accounts payable. This agreement was terminated by mutual agreement of the parties as of September 27, 2005, and all accrued compensation due in cash or options was also canceled, with no further obligation by the Company.

      The Company expects to pay for its material commitments listed from revenues from its current operations as well as from additional capital expected to be raised by the from a planned private offering of common

                                   -12-
stock for up to $2.5 million in the final calendar quarter of 2005. There can be no assurance that the Company will be able to raise the additional capital as needed or to continue its current operations unless such additional capital is secured by the Company.

The Company has identified three phases for the expansion of its Florida City, Florida site. Management proposes to utilize approximately $600,000 of the proceeds of a planned private offering of its common stock on physical improvements, equipment, and working capital to expand the Blue Heron South Farm in the first of the three phases of development.

Approximately two acres of the South Farm site of six acres, have been designated for a Phase I expansion. Management intends to utilize this area for hybrid striped bass grow-out production. The successive addition of over thirty, above-ground circular tanks should provide an additional 400,000 pounds per year of production. Capital investment for this Phase I two acres parcel development of the South Farm has been estimated at $600,000. Following the completion of this expansion, management intends to embark on the successive renovation of the remaining four acres of the South Farm site (Phases II and III). The capital investment for this expansion has been estimated at $1,000,000, and would result in an additional 700,000 to 1,000,000 pounds of production per year.

The Company intends to offer common shares and warrants to acquire additional common shares under a private offering. Although not finally fixed, the Company expects the offering to be for up to $2.5 million in additional capital, in units, with each unit consisting of one share of common stock and one-half of a warrant to acquire an additional share of common stock for a period of three years. Any offer or sale of a unit, if made, will be made only pursuant to a private offering memorandum to be prepared by the Company, and only to accredited investors. There can be no assurance that such an offering will be made, or, if made, that such an offering will be successful, or that the Company will be able to raise the additional capital needed to continue and expand its operations.

Dependence on Others; Limited Commercial Experience

The Company has not yet commercially introduced any new products. To be successful, the Company's products must be produced in compliance with regulatory requirements and at acceptable costs. At present, the Company has limited commercial production operations. The Company will either need to provide such operations internally or license or subcontract the production and/ or distribution of its products in order to achieve acceptable production and/or sales levels. To the extent that the Company determines not to, or is unable to, enter into joint marketing, distribution or production arrangements or to arrange third party distribution or production for its products, significant additional capital expenditures, management resources and time will be required to develop production capabilities, a sales force and a distribution network. There can be no assurance that the Company will be able to establish such capabilities, sales force or network or enter into such joint marketing, distribution or production arrangements or be successful in gaining market acceptance for its products. In addition, the introduction of the Company's products in foreign markets normally requires obtaining foreign regulatory approvals and particular marketing expertise. There can be no assurance that the Company will be able to market its products successfully in the U.S. or overseas.
                                    -13
Rapid Technological Advancement; Competition

Aquaculture is a rapidly evolving field in which developments are likely to continue at a rapid pace. Technological competition from aqua-cultural companies and others diversifying into the field is intense and expected to increase. Many of these companies have significantly greater research and development, marketing, financial and managerial resources than the Company and, therefore, represent significant competition for the Company. Moreover, competitors which are able to complete trials, obtain required regulatory approvals and commence commercial sales of their products before the Company may enjoy a significant competitive advantage. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments.

Operating Hazards.

Our operations are subject to the hazards faced by any food production company, most especially contamination from outside sources. Also, outside agents introduced into its products may cause personal injury to a consumer. Should the Company sustain an uninsured loss or liability, its ability to continue operations would in all likelihood be adversely affected.

Uncertainty of  Aquaculture Business.

The Aquaculture business is subject to many factors outside managements control, which factors may have a proportionately greater impact on small, less established firms such as the Company. The Seafood and aquaculture industries are affected by a multitude of factors, including changes in the general market for such products, weather, disease and other natural phenomena, as well as national and international economic conditions. The competition among present suppliers is based on numerous factors, including the type and quality of available product, as well as other factors, including access to areas throughout the world where fish and rock are available for commercial purposes. Given the anticipated small size of the Company even after this offering has closed and the proceeds have been applied as planned, the business of the Company will remain fragile and even more vulnerable to these factors than will businesses generally.

Competition

The Company is an insignificant participant in the seafood industry. Management believes it may successfully compete due to its proprietary techniques and managements knowledge and experience. However, the Company is at a significant competitive disadvantage compared to its competitors which have successfully commercialized and obtained nation-wide distribution. Such

                                     -14-
national companies, as well as some other well-established local brands, have significantly greater financial resources and marketing strength than does the Company.


Dividends

Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, to provide funds for the operation of its business and accordingly, does not anticipate paying any cash dividends on its Common Stock in the future.

Conflicts of Interest

The Company relies on certain of its Directors and executive officers who have experience that is germane to the evaluation and development of our products and assisting the Company in formulating its product research and development strategy. Some of the members of the Board of Directors are employed other than by the Company and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

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



                                   -15-
Government Regulation.

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

PRIOR PERIOD COMPARISON

A comparison of the balance sheet and operating results of the Company for the quarter ending September 30, 2005 with the quarter ending September 30,, 2004, as required, is not meaningful since Move Films, Inc., the reporting predecessor to the Company, was not actively operating and had no assets or income for the quarterly period ended September 30, 2004. Nonetheless, the following table reflects that comparison on a condensed basis:


                                 -16-


BALANCE SHEET:                                September 30
2005   2004
         (as Move Films)
                                       (unaudited)   unaudited
                                     -------------  --------------
ASSETS
     Current Assets                $   649,589      $     -
     Property and Equipment (net)      496,042            -
     Security Deposits                   4,040            -
                                     ---------       ----------
Total Assets                       $ 1,149,671      $     -
                                     =========       ==========
LIABILITIES
     Current liabilities           $   651,977      $    2,080
     Long-term liabilities              25,000              -
                                     ---------       ----------
Total Liabilities                  $   676,977      $    2,080

STOCKHOLDERS EQUITY (DEFICIENCY
IN ASSETS)
  Preferred Stock, 5 million
     and 20 million authorized,
     5 million and 0 issued        $     5,000      $      -
  Common stock, 15,833,333
     and 100 million authorized,
     10,789,051 and 2,817,500
     issued                             10,789             219
  Additional paid-in capital         4,177,113           3,653
  Accumulated deficit               (3,720,208)         (6,015)
                                    -----------       ----------
Total Stockholders equity
(Deficiency in Assets)             $   472,694       $  (2,080)
                                    -----------       ----------
Total liabilities and stockholders
equity (deficiency in assets)      $ 1,149,671       $      -
                                    ===========       ==========

STATEMENT OF OPERATIONS                       September 30
2005          2004
         (as Move Films)
                                       (unaudited)   unaudited
                                     -------------  --------------
Revenues
   Sales                             $   96,143      $      -
   Cost of Sales                        152,552             -
                                       ---------       ----------
Gross profit (loss)                     (54,409)            -

                                  -17-
Expenses
   Total expenses from operations       169,903              -
   Interest expense                       9,023              -
                                       ---------         ----------
Loss before income tax                $(233,535)             -
Provision for income tax                     -               -
                                       ---------         ----------
Net loss                              $(233,535)             -

FORWARD LOOKING STATEMENTS

In connection with, and because we desire to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2005, and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             -18-



                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

During the quarterly period ending September 30, 2005, the Company issued a total of 256,418 common shares, increasing the total number of common shares outstanding from 10,532,633 shares outstanding at June 30, 2005 to 10,789,051 at September 30,
2005. Of these additional common shares, 236,406 shares were issued in cancellation of promissory notes and accrued interest owed by the Company, as follows:

Note Holder         Principal       Interest       Shares Issued

Lynden Capital      $ 55,000       $  4,870           119,740
Jeff Raup           $ 50,000       $  8,333           116,666

The remaining shares were issued as partial consideration for additional loans to the Company (20,000 shares) and as a rounding adjustment for shares issued in the merger with Move Films, Inc. (12 shares).

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
      Section 906 of the Sarbanes-Oxley Act

         (b)    Reports on Form 8-K

	          No reports on Form 8-K were made during the quarter ending September 30, 2005.
                               -19-
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Neptune Industries, Inc. has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 21, 2005

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director









































                                  -20-