Form 10QSB/A
period 2005-09-30
NEPTUNE INDUSTRIES, INC.
filed 2005-12-08
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB/A

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

                                FORM 10-QSB/A
                           NEPTUNE INDUSTRIES, INC.
                       PERIOD ENDED SEPTEMBER 30, 2005
                              TABLE OF CONTENTS

PART I

Item 1.

FINANCIAL STATEMENTS...................................................... 3

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 4

Item 3.
CONTROLS AND PROCEDURES.................................................. 19

PART II

Item 1.

LEGAL PROCEEDINGS........................................................ 19

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.............. 19

Item 3.

DEFAULTS UPON SENIOR SECURITIES.......................................... 19

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................... 19

Item 5.
OTHER INFORMATION ....................................................... 19

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K......................................... 19

Signatures .............................................................. 20












                                   -2-

Part I.
Item 1.  Financial Information.

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                          September 30, 2005
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash					                        $      129,387
  Accounts Receivable                                               10,287
  Inventory                                                        479,391
  Prepaid expenses                                                   7,974
  Deposit on Equipment                                              12,340
  Deferred Costs                                                    10,210
  Deferred tax asset of $542,413, less
     Valuation allowance of $542,413                                     -
                                                              -------------
  Total Current Assets                                             649,589
Property and Equipment, net of depreciation of $293,745            496,042
Security Deposits                                                    4,040
                                                              -------------
Total Assets                                                 $   1,149,671
                                                              =============
LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Current Liabilities
  Accounts payable                                           $     132,655
  Accrued and Other Current Liabilities                            168,125
  Current Portion of Long-Term Debt-Related Party                  100,000
  Current Portion of Long-Term Debt                                  6,197
  Notes Payable                                                     50,000
  Notes Payable-Officers                                            70,000
  Convertible Note-Related Party                                   125,000
                                                               ------------
    Total Current Liabilities                                      651,977

Long-term Liabilities:
  Long-Term Debt-Related Party                                      25,000

     Total Long-Term Liabilities                                    25,000
                                                                -----------
Total Liabilities                                               $  676,977


COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 6, 10 AND 13)



                                   F-1
Stockholders? Equity
  Preferred Stock, $.001 par value, 5,000,0000 shares
      authorized, 5,000,000 shares issued and outstanding              5,000

   Common Stock, $.001 par value 15,833,333 shares
   authorized, 10,789,051 shares issued and outstanding               10,789

  Additional Paid-In Capital                                       4,177,113
  Accumulated Deficit                                             (3,720,208)
                                                                 ------------
     Total Stockholders Equity                                       472,694
                                                                 ------------
Total Liabilities and Stockholders Equity                       $  1,149,671
                                                                 ============























See accompanying notes.

















                                      F-2
                            NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   For the three months ended
                                                         September 30,
                                                     2005            2004
                                               --------------   -------------
Revenues:
 Sales                                         $       96,143   $    119,851
 Cost of Sales                                        152,552        156,668
                                               --------------   -------------
Gross Loss                                            (54,409)       (36,817)
                                               --------------   -------------
Expenses:
   Advertising and marketing                              151            390
   Automobile and truck expense                         8,115          8,554
   Depreciation                                         1,265            338
   Insurance                                            6,556         10,360
   Office                                               1,208          2,275
   Officers salary, related taxes and benefits        114,573         47,210
   Other operating expenses                             9,774         14,122
   Outside services                                       937          2,080
   Professional fees                                   17,355            400
   Public relations                                     6,850            945
   Rent                                                 1,025            180
   Repairs                                                259              -
   Utilities                                            1,835          1,929
                                               --------------  --------------
Total expenses from operations                        169,903         88,774
                                               --------------  --------------
Loss before interest and income taxes           $    (224,512)  $   (125,591)

Interest Expense                                        9,023         2,605
                                               --------------  --------------
Loss before income tax taxes                         (233,535)      (128,197)
Provision for income taxes                                  -              -
                                               --------------  --------------
Net loss                                        $    (233,535)  $   (128,197)
                                               ==============  ==============

Net loss per share (basic and diluted)          $       (0.02)  $      (0.20)



                                               ==============   =============
Weighted average number of common
    shares outstanding (basic and diluted)         10,532,633       6,485,938
                                               ==============   =============

   See accompanying notes

                                    F-3
                            NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the three months ended
                                                            September 30,
                                                        2005          2004
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $  (233,535)  $  (128,197)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                        3,206        17,558
    Common stock issued for interest                    13,203             -
    Common stock exchanged for services                      -             -
(Increase) decrease in assets:
    Accounts receivable                                  57,346      (31,453)
    Inventory                                          (71,557)     (106,840)
    Deposits on equipment                               (2,500)            -
 Increase (decrease) in liabilities:
    Accounts payable                                     27,434       14,051
    Accrued and other current liabilities                56,691       59,204
                                                      -----------  ----------
  Net cash used by operating activities                (149,712)    (175,677)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                       5,000            -
   Acquisition of property and equipment                  5,095       14,661
                                                       ----------  ----------
  Net cash provided (used) by investing activities      (10,095)     (14,661)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock                                         -       270,000
Proceeds from convertible notes                         125,000       63,500

Payments on long-term debt-related party                     -       (11,781)
                                                       ----------  ----------
Net Cash provided by financing activities               125,000      321,719
                                                       ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                                  (14,617)     131,381
Cash and equivalents-beginning                          144,004       37,958
                                                       ----------  ----------
Cash and equivalents-ending                          $  129,387   $  169,339
                                                       ==========  ==========
See accompanying notes





                                      F-4
SUPPLEMENTAL DISCLOSURES

Cash paid during the quarter for:
  Interest                                           $     8,978   $  2,605
  Income taxes                                       $         -   $      -

In addition to amounts reflected above, common
  stock was issued for:
  Accrued compensation and interest-officers         $   963,743   $      -
                                                       ==========   ==========


See accompanying notes.










































                                      F-5
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004 (Unaudited)


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998, and in February 2004 changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the main activities of the Company have been devoted to raising capital, implementing its business plan, commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC, and developing, testing and patenting (pending) S.A.F.E. (Solar-powered, Aquaculture, Finfish Environment) technology.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty-year lease from South Florida Water Management District. This site is intended to become the cornerstone of the South Florida operations of the Company, with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

Merger with Move Films, Inc.

On June 9, 2005, the Company completed a statutory merger with Move Films, Inc. a Texas corporation. Move Films, Inc. was a non-trading, fully reporting public company. The surviving entity remained Neptune Industries, Inc. which assumed the obligation as a full reporting company for SEC purposes as successor to Move Films, Inc. This transaction has been accounted for as a reverse merger.

For all periods prior to June 30, 2005, periodic reports filed with the SEC were filed as Move Films, Inc., including the Form 10-QSB for the quarterly period ended September 30, 2004. Since Move Films, Inc., was not an active operating company and had no assets or income as of September 30, 2004, comparison of the activity of the Company for the period September 30, 2005 with the reported activities of Move Films, Inc., its predecessor, for the reporting period ended September 30, 2004, is not meaningful and is omitted. The comparative information provided in this report for the period ended September 30, 2004, is for Neptune Industries, Inc. for that period, prior to the merger with Move Films, Inc.

Common shares of the Company, continue to be dually listed on the OTC Bulletin Board and on The Pink Sheets under the trading symbol NPDI.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aquaculture Specialties, Inc. and Exotic Reef Technologies, Inc., and its majority owned subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). All inter-company balances and transactions have been eliminated at consolidation.

                                  F-6
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Interim Financial Statements

The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a full presentation of the financial position and results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year ended June 30, 2006.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity date of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment consists of equipment, leasehold improvements, office furniture and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years to fifteen years using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers or the pick up of merchandise by the customer. Allowances for sales returns are recorded as a component of net sales in the period the allowances are claimed.

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



                                  F-7
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At September 30, 2005, the Company had cash on deposit
exceeding the insured limit by approximately $9,500.   The Company operates
domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the geographic locations of the customers.

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

Stock Compensation for Services Rendered

The Company has issued restricted shares of common stock to non-employees in exchange for services rendered. Common stock issued to non-employees for services received are based upon the fair value of the services or the fair market value of the instruments issued, whichever is more reliably determined.

Inventory

Inventory is stated at the lower of cost (first-in first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead costs, such as utilities. Overhead is allocated to inventory based on the number of pounds of fish included in ending inventory.

Inventory on September 30, 2005 consisted of the following:

                  September 30, 2005
                     (Unaudited)
                   ----------------
Seafood          $     362,017
Feed                    11,968
Chemicals                6,170
Overhead                99,216
                     ----------
		     $     479,371
                     ==========
                                  F-8
            NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial position and operating results of the Company raise substantial doubt about its ability to continue as a going concern, as reflected by the accumulated deficit of $3,720,208 as of September 30, 2005, and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. It is anticipated that the Company will be able to achieve break even operations during the fiscal year ended June 30, 2006. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             September 30,

                                        2005			2004
                                    -------------      ------------
Vehicles					$	17,578       $      17,578
Computer and office equipment		       7,713		   6,434
Equipment					     628,018 	       625,263
Leasehold improvements			     126,657 	       126,657
                                    -------------      ------------
779,966             775,932
Accumulated depreciation		    (236,523)	     ( 165,971)
                                    -------------      -------------
Property and equipment,
      less accumulated depreciation $    543,443      $      609,961
                                    =============      =============



                               F-9
            NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 3         PROPERTY AND EQUIPMENT (Continued)

Total depreciation expense for the quarters ended September 30, 2005 and 2004, amounted to $17,879 and $17,558, respectively. Of these amounts, $17,493 and $17,220 are included in cost of sales and $386 and $338 are included in expenses for the quarters ended September 30, 2005 and 2004, respectively.

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                     SEPTEMBER 30,    SEPTEMBER 30,
                                         2005		    2004
                                    ------------      ------------
Accrued payroll - officers	     $     113,837     $     727,475
Accrued interest - officers		      19,836           147,970
Accrued interest - others		      14,452                 -
                                    ------------      ------------
                                   $     168,125     $     880,445
                                    ============     ============

NOTE 6.         ACCRUED OFFICERS COMPENSATION AND INTEREST

Effective February 8, 2000, the Company entered into five-year employment Agreements (the Agreements) with two key members of management. The Agreements provide for annual compensation of ninety-thousand dollars ($90,000) in year one; one-hundred-ten-thousand dollars ($110,000) in year two; one-hundred-twenty-five thousand dollars ($125,000) in year three; one hundred-fifty-thousand dollars ($150,000) in year four; and one-hundred seventy-five thousand dollars ($175,000) in year five. These agreements have been renewed automatically for additional five year terms.

The Agreements also state that the two key members of management shall be entitled to and shall automatically receive a cost of living adjustment calculated in proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor.

The Company contracted Robert Hipple to become Chief Financial Officer beginning in February 2005 at a monthly salary of $2,000 for an initial six month period and thereafter at $2,500 per month. Hipple received 100,000 restricted shares of common stock for his services at a value of $5,000.

Pursuant to these employment agreements, the Company has accrued a total of $133,837 and $727,430 through the quarters ended September 30, 2005 and 2004, respectively. Cash compensation actually paid was $138,875 and $45,201 for the quarters ended September 30, 2005 and 2004, respectively. During the year ended


                                   F-10
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 6    ACCRUED OFFICERS COMPENSATION AND INTEREST (continued)

June 30, 2005, the Board of Directors approved the issuance of convertible preferred stock for payment of accrued compensation and interest (See Note 8 Related Party Transactions).

The Agreements also provide for accrued interest of ten percent (10%) per annum until the employees salary, bonuses and benefits are paid in full.

Accrued interest on the above salaries and bonuses are $19,836 and $147,970 as of September 30, 2005 and 2004, respectively. Additional salary and interest due under these agreements were paid through the issuance of additional convertible preferred stock. (See Note 7 Related Party Transactions)

NOTE 7.    RELATED PARTY TRANSACTIONS

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

On June 6, 2005, the Company?s Board approved a 2005 Class A Preferred Stock Award for a total of 1,500,000 shares. Messers. Papadoyianis and Cherch each received 750,000 shares in exchange for the retirement of an additional $408,120 of accrued compensation and interest owed to them by the Company. These shares bear the same terms of a 10:1 conversion to common shares.

Additionally, the Board of Directors approved a 2005 Class B Preferred Stock Award of 3,500,000 shares to Messrs Papadoyianis and Cherch for the retirement of $177,444 in accrued compensation and interest. Class B Preferred shares maintain a six for one (6:1) preferred voting right, and are convertible to common stock at a six for one (6:1) ratio.



                                  F-11

               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 7.    RELATED PARTY TRANSACTIONS (Continued)

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

A second shareholder had two convertible notes totaling $40,000. In September, 2004, the Company repaid $1,500 toward repayment of the loan, reducing the Company debt to $38,500. These notes were then both converted in December 2004 for 256,666 shares of common stock.
In July, 2004, the Company executed a Convertible Note for $25,000 to a shareholder of the Company. The note was due on July 28, 2005. Accrued interest on this note is $2,917., and is included in accrued interest. Also in July, the Company executed another Convertible Note for $20,000 to an unrelated third party. The note was converted in October 2004 to 285,720 (47,620 post share reduction) shares of common stock.

A third shareholder holding a $20,000 convertible note, converted the note in September, 2004 for 400,000 shares (66,667 post share reduction) of common stock.

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder of the Company, due on October 21, 2005, with interest accrued at a rate of 10% per annum. This note included 50,000 warrants to purchase shares of common stock at an exercise price of $0.50 per share for a period of five years from the date of the note. Additionally, the holder has the right to convert the note to shares of common stock under the same terms and conditions to be set forth in the Company?s planned Private Offering anticipated for late 2005 or early 2006.

Notes Payable - Officers
During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis


                                    F-12

               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 7.    RELATED PARTY TRANSACTIONS (Continued)

and Cherch in exchange for $100,000. The Company has paid $30,000 and the $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock.

NOTE 8     NOTES PAYABLE

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

NOTE 9      COMMITMENTS

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

In May 2005, the Company retained the services of Equity Communications, LLC, A financial public relations company. The one year agreement for services provides for payment of $6,000 per month and 500,000 stock options to purchase shares of common stock at $0.15 per share (83,334 stock options to purchase shares at $0.90 per share, post-share reduction), and another 500,000 stock options to purchase shares of common stock at $0.09 per share (83,334 stock options to purchase shares at $0.54 per share, post-share reduction), for a period of five years. The accrued amount of $12,000 as of June 30, 2005, was

                                    F-13

               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 9          COMMITMENTS  (Continued)

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

Also in July 2005, the Company entered into a Letter of Intent with Westcap Securities, Inc., a NASD licensed broker dealer, to be the Placement Agent on a $2,500,000 private offering. The offering is contingent upon the approval of the 211 application for listing on the OTC-Bulletin Board. Westcap has agreed to use its best efforts to complete the offering in a timely manner.
As the Placement Agent, Westcap will receive a 10% commission and a 3% non-accountable expense allowance. In addition, for each ten shares sold in the offering. Westcap will receive one warrant exercisable at a price equal to 120% of the Private Placement offering price per share for a period of five years, with demand and piggyback registration rights.

NOTE 10. 	STOCKHOLDERS EQUITY

In March 2005, the Board of Directors approved the merger with Move Films, Inc. a non-trading, fully reporting Texas corporation in a one for one stock exchange. Neptune issued 2,817,500 shares to the shareholders of Move Films in this acquisition.

Also in March 2005, a Long-Term Incentive Plan for employees was approved by the Board of Directors. Under the new plan, the Board of Directors may issue stock awards, options, performance awards, etc. to the employees of the Company under terms and conditions they deem appropriate.

On June 6, 2005, the Company?s Board approved a one for six (1:6) stock reduction of the Company?s common stock, bringing the total issued and outstanding shares to 10,532,633, and the total authorized common shares to 15,833,333 as of June 30, 2005. Retroactive effect has been given to current year and prior year financial statements for the one for six stock reduction.

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


                                 F-14
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE QUARTERS ENDING SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 10     STOCKHOLDERS EQUITY (Continued)

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

During the quarterly period ending September 30, 2005, the Company issued a total of 256,418 common shares, increasing the total number of common shares outstanding from 10,532,633 shares outstanding at June 30, 2005 to 10,789,051 at September 30, 2005. Of these additional common shares, 236,406 shares were issued in conversion of promissory notes and accrued interest owed by the Company, as follows:

Note Holder         Principal       Interest       Shares Issued

Lynden Capital      $ 55,000       $  4,870           119,740
Jeff Raup           $ 50,000       $  8,333           116,666

The remaining shares were issued as partial consideration for additional loans to the Company (20,000 shares) and as a rounding adjustment for shares issued in the merger with Move Films, Inc. (12 shares).

NOTE 11. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 68 percent of the Company?s revenues during the period ended September 30, 2005, compared to the same two customers comprising 59 percent for the prior period ending September 30, 2004.


                                  F-15

Item 2.	 Management Discussion and Analysis or Plan of Operation.

Neptune Industries, Inc., (the Company) was incorporated in the State of Florida on May 8, 1998. We operate on a June 30, 2005 fiscal year. Our common shares are traded on the Pink Sheets and on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming)through our subsidiary, Blue Heron Aqua Farms, LLC, in Florida City, Florida and in the development of new technologies for aquaculture and related marine uses. On June 9, 2005, we merged with Move Films, Inc., a Texas corporation, with the Company as the surviving entity. As a result of that merger, we succeeded to the filing and reporting obligations of Move Films, Inc. under Section 12(g) of the Securities Exchange Act of 1934.

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending S.A.F.E.(Solar-powered, Aquaculture, Finfish Environment) technology. S.A.F.E. provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

The founders of the Company, Messrs. Ernest D. Papadoyianis and X.T. (Sal) Cherch began designing and testing what today is known as the S.A.F.E. System more than 8 years ago. The S.A.F.E. system is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune has spent over 6 years and more than $3 million in completing the development of the S.A.F.E. system, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through our subsidiary, Blue Heron Aqua Farms, LLC.

Blue Heron operates a forty-eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind, flow-through environment which is virtually extinct in the U.S. today. In October, 2004, we completed a state of the art nursery expansion in order to increase production capacity of our sashimi quality hybrid striped bass (branded as Everglades Striped Bass) by over 25 percent. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the forty-eight acre site under production at this time, we will be able to substantially increase production as additional acreage is added to the production capability.

Currently, we distribute our products primarily through wholesale distributors who pick up the fresh fish at our Florida City, Florida fish farm and distribute the product nationwide. In addition, some local Florida customers pick up the product themselves at the farm site. We do not currently distribute any product ourselves, although our business plan is to expand our capabilities into processing, distribution and value added products.
                                  -4-
Prior to the formation of Blue Heron, our founders continued their prior efforts toward exploiting a unique and abundant resource in South Florida. Massive, yet pristine quarry lakes spread throughout the state and provide an ideal environment for fish production. Management focused its efforts on further research and development of the various components of the S.A.F.E. system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be distributed at specific times of the day.

This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farm purchases fingerling fish, raises the product to market size (1.25-2+ lbs), then harvests and distributes it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low-cost production strategy, technology, and existing distribution allow us to bring our products to market faster and cheaper than our competition.

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

Farming Operations

We are poised to expand our facilities, diversify our production, and vertically integrate our operations. We are planning to increase capacity to produce over two million pounds of hybrid striped bass, redfish, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and then utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty-eight acre fish farm facility, have created one of the premier commercial aqua-culture operations on the East Coast and perhaps the U.S. In addition to the Florida City site, we have identified and have had preliminary discussions for lease options on a number of prime quarry lake sites in South Florida. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant for development. Quarry sites will be developed utilizing S.A.F.E. System technology which was designed and engineered from years of practical experience in commercial production in South Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay for infrastructure and lease payments.

                                   -5-

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

Hurricane Recovery

       On August 25, 2005, South Florida was struck by Hurricane Katrina as a Category 1 storm. Two months later, on October 24th, we were struck again by Hurricane Wilma as an upper level Category 2 storm with winds exceeding 110.
We are extremely pleased with the overall resiliency of our farm in surviving the severe winds and flooding from these hurricanes. Our entire staff responded quickly and efficiently both in their preparation for the storms, as well as to resuming operations following the storms.



                                    -6-
Hurricane Katrina glanced the farm with the outer bands which caused a reasonable amount of damage to the shade house covering the farm. While the remainder of the production area was not damaged, the storm caused power outages and flooding, which resulted in the suspension of feeding, harvesting and shipping of product.

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

       The most compromising element was the loss of power for two weeks which resulted in an enormous consumption of diesel fuel, equipment maintenance, and reduced water flows to the farm. The temporary suspension and reduction in feeding inevitably compromised growth rates which will impact future harvesting schedules. Within 48 hours of the 100+ mph winds, operations resumed. All of our emergency planning, the installation of three sophisticated backup systems and having qualified staff who live on-site proved extremely beneficial. The object of our emergency planning has always been geared to minimize inventory loss, as well as to quickly restore operations.

Other Areas of Development

Our future development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our S.A.F.E. System technology. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

In late July, 2005, we entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize Redland?s 38 acre quarry lake site for testing of the S.A.F.E. System prototype. This site is close to our current Florida City operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with S.A.F.E.

Site preparation is fully underway with excavation, new electricity, fencing, and storage units nearing completion. The new prototype tank has been delivered, and will be assembled and launched as soon as the security fencing has been completed. Hurricane Wilma on October 24, 2005, has caused significant delays in the availability of both labor and materials for all contractor jobs.



                                  -7-


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

Uncertainty of Future Profitability

The Company has not been profitable since inception and there can be no assurance that the Company will ever achieve profitability. For the period from inception to September 30, 2005, the Company incurred losses. The Company has generated certain material operating revenues however expects operating losses to increase over the near future. Thus, there can be no assurance that the Company will be able to obtain outside financing for its operations that will be sufficient to meet our operating expenses. Our financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

While the Company believes it has nonetheless made significant progress in its research and development, financial limitations on the Company's activities may have a material adverse effect on the Company in the future. No assurance can be given that the Company will be able to complete sales of the Common Shares offered hereby, or that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed successfully or that profitability
will be achieved.                   -8-
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

Future Capital Needs; Inability to Access Capital Markets

The Company will continue to expend substantial funds on research and development and commercialization efforts for its products. As of June 15, 2005, the Company did not have any significant reserves of cash (See Financial Statements). The Company will require additional funds for these purposes and will seek funds through equity financing, debt financing, collaborative


                                     -9-
arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available to the Company on acceptable terms, or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

Comparison of Operating Results

Gross revenues for the quarter ended September 30, 2005 were $96,143 compared to $119,851 for the quarter ended September 30, 2004, a reduction largely the
result of the loss of sales due to Hurricane Wilma.    The total loss from
operations for the quarter ended September 30, 2005 was $(224,512) compared to $(125,591) for the prior quarter. This increased loss was attributable to the reduction ion sales revenue and to an increase in operating expenses from $88,774 to $169,903 for the quarters ended September 30, 2004 and 2005, respectively. He increase in expenses over the comparable prior quarter was due primarily to an increase in payroll costs, from $47,210 to $114,573, to increased and to increased costs for Investor Relations and for Professional Fees due to our status as a reporting public company.

Material Commitments

Our material commitments are as follows:

Note payable to bank, due June 2007, payable in monthly installments of $302, including interest at 7.54 percent, secured by a vehicle. The principal balances on this note as of June 30, 2005 and 2004, were $6,976 and $9,968, respectively.

Three-year lease contract for a 2004 GMC truck, payable in the amount of $552 per month until March, 2007.

The Company has a supply contract with Air Gas South, Inc. for oxygen tank rentals. The contract is for a five-year period ending in March, 2007, and provides for a monthly lease payment of $846.

In December 2003, the Company executed two promissory notes, each in the principal amount of $50,000, to two unrelated third parties. Each note is due on December 12, 2005 and includes interest payable at a rate of 10% per annum. Upon signing of the notes, each lender received one hundred thousand (100,000) restricted common shares of the Company. Accrued interest on these notes was
$15,000 as of June 30, 2005 and was included in accrued interest.   On August
24, 2005, one of these promissory notes, plus accrued interest, was converted to 116,666 shares of common stock and a warrant to purchase an additional 58,333 common shares at a purchase price of $0.75 per share for a period of three years.

Beginning in February, 2002, the Company issued a series of five convertible notes to one of its shareholders, totaling $95,000 in principal amount. In December 2003, the Company repaid $20,000 of the principal amount, and another $20,000 was converted to common stock in July 2004, leaving a balance of $55,000 still due on the remaining notes. One note for $20,000 is due in December, 2005, and second note for $25,000 and a third note for $10,000, were extended to September 1, 2005. Accrued interest on these notes was $4,141 at June 30, 2005 and was included in accrued interest. All of the notes bear

                                   -10-
interest at 10 percent per annum, except the $10,000 note, which is at 15 percent per annum. On August 23, 2005, the balance due on these notes of $55,000 was converted into 119,740 shares of common stock and a warrant to purchase an additional 59,870 common shares at a purchase price of $0.75 per share for a period of three years

In July, 2004, the Company executed a Convertible Note for $25,000 to a shareholder of the Company. The note is due on July 28, 2006. Accrued interest on this note was $2,292 at June 30, 2005 and was included in accrued interest.

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

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock held by our officers, Messrs. Papadoyianis and Cherch, in exchange for $100,000. The Company paid $30,000 of this amount at that time and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8 percent per year. Accrued interest on this note was later converted to preferred stock.

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

      The Company expects to pay for its material commitments listed from revenues from its current operations as well as from additional capital expected to be raised by the from a planned private offering of common stock for up to $2.5 million in the final calendar quarter of 2005. There can be no assurance that the Company will be able to raise the additional capital as needed or to continue its current operations unless such additional capital is
secured by the Company.             -11-

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

Dependence on Others; Limited Commercial Experience

The Company has not yet commercially introduced any new products. To be successful, the Company's products must be produced in compliance with regulatory requirements and at acceptable costs. At present, the Company has limited commercial production operations. The Company will either need to provide such operations internally or license or subcontract the production and/or distribution of its products in order to achieve acceptable production and/or sales levels. To the extent that the Company determines not to, or is unable to, enter into joint marketing, distribution or production arrangements or to arrange third party distribution or production for its products, significant additional capital expenditures, management resources and time will be required to develop production capabilities, a sales force and a distribution network. There can be no assurance that the Company will be able to establish such capabilities, sales force or network or enter into such joint marketing, distribution or production arrangements or be successful in gaining market acceptance for its products. In addition, the introduction of the Company's products in foreign markets normally requires obtaining foreign regulatory approvals and particular marketing expertise. There can be no assurance that the Company will be able to market its products successfully in the U.S. or overseas.






                                    -12-
Rapid Technological Advancement; Competition

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

Uncertainty of  Aquaculture Business.

The Aquaculture business is subject to many factors outside management control, which factors may have a proportionately greater impact on small, less established firms such as the Company. The Seafood and aquaculture industries are affected by a multitude of factors, including changes in the general market for such products, weather, disease and other natural phenomena, as well as national and international economic conditions. The competition among present suppliers is based on numerous factors, including the type and quality of available product, as well as other factors, including access to areas throughout the world where fish and rock are available for commercial purposes. Given the anticipated small size of the Company even after this offering has closed and the proceeds have been applied as planned, the business of the Company will remain fragile and even more vulnerable to these factors than will businesses generally.

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

                                   -13-
Conflicts of Interest

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

Rule 144 Stock Sales.

All of the shares presently issued and outstanding, except for those shares issued to seed capital investors are restricted securities as defined by Rule
230.144 of the Act. Under the recent amendments to Rule 144, such shares may be sold in public transactions after a one year holding period, subject to certain restrictions: I) on the manner of sale; II) the quantity allowed to be
                                  -14-
sold in each 90 day period; iii) the availability of 'public' information; and
iv) the filing of a Form 144 Notice with the SEC. After a two year holding period, non-affiliates may sell Shares under Rule 144(k) without regard to the
stated restrictions.   The sale of any of such shares may have a negative and
detrimental effect upon the trading market (assuming such exists) at the time of sale.

Penny Stock Regulations.

While there is no assurance that a public trading market will be established and maintained, in the event that such does occur, the Securities and Exchange Commission has established specific regulations and rules for low priced securities classified as penny stocks. Subject to certain exemptions, securities which trade at less than $5.00 per share may be deemed penny stocks and trading would be subject to regulations requiring the broker/ dealers to comply with specific disclosure and customer qualification standards. Should the Company's shares trade at less than $5.00 and therefore be regarded as a penny stock, there may be significant negative and detrimental effects on the trading market from broker compliance with such regulations and rules.

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

ITEM 2.  UNREGISTERED SALES OF WQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: December 7, 2005

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director