Form 10QSB
period 2005-12-31
NEPTUNE INDUSTRIES, INC.
filed 2006-03-16
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB
(Mark one)
[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005
[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

                       Commission File Number: 021-64091

                            NEPTUNE INDUSTRIES, INC.
               (Name of Small Business Issuer in its charter)
      Florida							 65-0838060
(State of Incorporation)                     (I.R.S. Employer I.D. Number)

                           21218 St. Andrews Boulevard
                                  Suite 645
                            Boca Raton, FL 33433
                   (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of equity, as of March 1, 2006 was:

Common Shares	                                10,864,051 shares
Class A preferred Shares	                     1,500,000 shares
Class B Preferred Shares                           3,500,000 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_







                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                       PERIOD ENDED December 31, 2005
                              TABLE OF CONTENTS

PART I

Item 1.

FINANCIAL INFORMATION....................................................F-1

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 4

Item 3.
CONTROLS AND PROCEDURES.................................................. 15

PART II

Item 1.

LEGAL PROCEEDINGS........................................................ 15

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.............. 15

Item 3.

DEFAULTS UPON SENIOR SECURITIES.......................................... 15

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................... 15

Item 5.
OTHER INFORMATION ....................................................... 15

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K......................................... 15


Signatures .............................................................. 16













                                     -2-
Part I.
Item 1.  FINANCIAL INFORMATION.

                              NEPTUNE INDUSTRIES, INC.

                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                          December 31, 2005
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash					                        $       16,707
  Accounts Receivable                                               29,865
  Inventory                                                        494,626
  Prepaid expenses                                                   7,974
  Deposit on Equipment                                               9,840
  Deferred Costs                                                    10,210
  Deferred tax asset of $542,413, less
     valuation allowance of $542,413                                     -
                                                              -------------
  Total Current Assets                                             569,222
Property and Equipment, net of depreciation of $255,964            535,887
Security Deposits                                                    6,540
                                                              -------------
Total Assets                                                 $   1,111,649
                                                              =============
LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Current Liabilities
  Accounts payable                                           $     216,997
  Accrued and Other Current Liabilities                            252,343
  Current Portion of Long-Term Debt                                  5,401
  Notes Payable                                                     50,000
  Notes Payable-Officers                                            70,000
  Convertible Note-Related Party                                   275,000
                                                               ------------
    Total Current Liabilities                                      869,741

    Total Long-Term Liabilities                                         -
                                                                -----------
Total Liabilities                                                  869,741


COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 6, 10 AND 13)





                                     F-1


Stockholders' Equity
  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized
	1,500,000 Class A convertible preferred
		shares issued and outstanding                              1,500
      3,500,000 Class B Convertible preferred
            shares issued and outstanding                              3,500
Common Stock, $.001 par value 15,833,333 shares
   authorized, 10,864,051 shares issued and outstanding               10,864

  Additional Paid-In Capital                                       4,246,283
  Accumulated Deficit                                             (4,020,239)
                                                                 ------------
     Total Stockholders' Equity                                      241,908
                                                                 ------------
Total Liabilities and Stockholders' Equity                      $  1,111,649
                                                                 ============















See accompanying notes.






















                                      F-2
                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                For the three months      For the six months
                                  ended December 31        ended December 31
                                 2005           2004      2005           2004
                             -----------    ----------  ---------     ----------
Revenues:
 Sales                         $   74,372   $ 136,330  $ 170,515     $ 255,656
 Cost of Sales                    208,160      66,662    360,712        50,365
                                ----------    --------  ---------     ---------
Gross profit (loss)              (133,788)    202,992   (190,197)      205,291
                                ----------    --------  ---------     ---------
Expenses:
   Advertising and marketing        1,064      35,415        (60)       36,750
   Automobile and truck expense     8,831       8,636     16,946        17,190
   Depreciation                     1,265           -      2,529             -
   Insurance                        9,917       2,262     21,373        18,860
   Leasehold expenses                   -      15,262          -        31,392
   Office                           1,559       2,950      2,417         4,867
   Officers salary, related
        taxes and benefits         93,816      84,907    202,897       152,529
   Other operating expenses        35,109      17,988     46,052        17,009
   Outside services                   673       4,755      1,610         6,835
   Professional fees               10,180      11,103     27,536        13,413
   Public relations                 6,577           -     14,702             -
   Rent                               511         840      1,536         1,019
   Repairs                              -         542        259           542
   Utilities                        2,574       2,255      4,410         4,184
                                 ---------    --------   --------      ---------
Total expenses from operations    171,449     186,826    342,206       304,590
                                 ---------    --------   --------      ---------
Income (loss) before interest
Other income, and income taxes $ (305,237)  $  16,166  $(532,403)      (99,299)

Interest Expense                  (14,975)    (12,118)   (22,437)      (14,723)
Other income                        4,000           -      4,106           525
                                 ---------    --------   --------      ---------
Profit (loss) before income tax  (316,106)   (128,197)  (550,735)     (113,497)
Provision for income taxes              -           -          -             -
                                 ---------   ---------   --------      ---------
Net income (loss)              $ (316,106)  $   4,048  $(550,735)     (113,497)
                                 =========   =========   ========      =========
Net income (loss) per share
         (basic and diluted)   $    (0.03)  $       -  $   (0.05)    $    (0.02)
                                 =========   =========
Weighted average number of
    Common shares outstanding
   (basic and diluted)          10,532,633    6,485,938 10,355,261    6,321,455
                                ==========   ========== ==========    ==========

See accompanying notes.

                                  F-3
                           NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the six months ended
                                                            December 31,
                                                        2005          2004
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (316,106)  $  (113,497)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       19,236        17,558
(Increase) decrease in assets:
    Accounts receivable                                (19,877)      (27,945)
    Inventory                                          (15,235)     (311,109)
Increase (decrease) in liabilities:
    Accounts payable                                    85,162       (35,116)
    Accrued and other current liabilities               72,576             -
                                                      -----------  ----------
  Net cash used by operating activities                (174,244)    (470,109)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                       5,000            -
   Acquisition of property and equipment                  5,527      (62,769)
   Current portion-Long term debt                          (796)      43,500
   Note payable-current                                  50,000            -
   Deposits                                                   -         (500)

                                                       ----------  ----------

  Net cash provided (used) by investing activities       59,731      (19,769)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock                                      1,534      694,972
Retained earnings                                            -         6,473
                                                       ----------  ----------
Net Cash provided by financing activities                 1,534      701,445
                                                       ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                                 (112,979)     211,567
Cash and equivalents-beginning                          129,686       37,958
                                                       ----------  ----------
Cash and equivalents-ending                          $   16,707   $  249,525
                                                       ==========  ==========
See accompanying notes



                                      F-4

SUPPLEMENTAL DISCLOSURES


Cash paid during the quarter for:
  Interest                                           $    14,975   $  12,118
  Income taxes                                       $         -   $      -
                                                       ==========   ==========


See accompanying notes.













































                                    F-5

              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
    THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004 changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the main activities of the Company have been devoted to raising capital, implementing its business plan, commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC, and developing, testing and patenting (pending) S.A.F.E. (Solar-powered, Aquaculture, Finfish Environment) technology.

On June 9, 2005 the Company completed a statutory merger with Move Films, Inc. a Texas corporation. Move Films was a non-trading, fully reporting public company. The surviving entity remained Neptune Industries, Inc. which assumed the obligation as a full reporting company for SEC purposes as successor to Move Films, Inc. This transaction was accounted for as a reverse merger.
For all periods prior to June 30, 2005, periodic reports filed with the SEC were filed as Move Films, Inc., including the Form 10-QSB for the quarterly period ended December 31, 2004. Since Move Films, Inc., was not an active operating company and had no assets or income as of December 31, 2004, comparison of the activity of the Company for the period December 31, 2005 with the reported activities of Move Films, Inc., its predecessor, for the reporting period ended December 31, 2004, is not meaningful and is omitted.

The comparative information provided in this report for the period ended December 31, 2004, is for Neptune Industries, Inc. for that period, prior to the merger with Move Films, Inc.

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

Interim Financial Statements

The accompanying  unaudited  financial  statements of the Company have been
prepared  in  accordance  with  generally  accepted accounting   principles
for  interim   financial   information   and  with  the instructions to Form
10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial

                                 F-6
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
    THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company Annual Report on Form 10-KSB for the year ended June 30, 2005.

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



                                    F-7
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
    THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At December 31, 2005, the Company did not have cash on deposit exceeding the insured limit. The Company operates domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the geographic locations of the customers.

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

Inventory

Inventory is stated at the lower of cost (first-in first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead costs, such as utilities. Overhead is allocated to inventory based on the number of pounds of fish included in ending inventory. Inventory on December 31, 2005 and 2004 consisted of the following:
                                   December 31,
                        2005                     2004
                     (Unaudited)             (Unaudited)
                   ----------------        -----------------
Seafood          $     471,935            $    183,212
Feed                    14,212                 183,308
Chemicals & Supplies    22,691                 126,623
Overhead               108,314                 102,945
                     ----------              -----------
		     $     494,626            $    596,088
                     ==========              ===========
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.



                                  F-8
            NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial position and operating results of the Company raise substantial doubt about its ability to continue as a going concern, as reflected by the accumulated deficit of $4,020,239 as of December 31, 2005, and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. It is anticipated that the Company will be able to achieve break even operations during the fiscal year ended June 30, 2006. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             December 31,
                                        2005		    2004
                                    -------------      ------------
Vehicles			           $	17,578      $      17,578
Computer and office equipment              7,712	        6,434
Equipment			                 629,518            625,263
Leasehold improvements		           137,043 	      126,657
                                    -------------      ------------
                                         791,851            775,932
Accumulated depreciation	          (255,964)          (165,971)
                                    -------------      -------------
Property and equipment,
      less accumulated depreciation $    535,887       $    609,961
                                    =============      =============

Total depreciation expense for the quarters ended December 31, 2005 and 2004, amounted to $19,441 and $17,558, respectively. Of these amounts, $18,176 and $17,220 are included in cost of sales and $1,265 and $338 are included in expenses for the quarters ended December 31, 2005 and 2004, respectively.

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:






                                     F-9
            NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES (Continued)

                                              DECEMBER 31,
                                         2005		    2004
                                    ------------      ------------
Accrued payroll - officers	     $     201,862     $     727,475
Accrued interest - officers	            28,216           147,970
Accrued interest - others		      22,265                 -
                                    ------------      ------------
                                   $     252,343     $     880,445
                                     ============     ============

NOTE 5.         ACCRUED OFFICERS COMPENSATION AND INTEREST

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

Pursuant to these employment agreements, the Company has accrued a total of $113,837 and $727,430 through the quarters ended December 31, 2005 and 2004, respectively. Cash compensation actually paid was $93,186 and $45,201 for the quarters ended December 31, 2005 and 2004, respectively. During the year ended June 30, 2005, the Board of Directors approved the issuance of convertible preferred stock for payment of accrued compensation and interest.
The Agreements also provide for accrued interest of ten percent (10%) per annum until the employees salary, bonuses and benefits are paid in full.

Accrued interest on the above salaries and bonuses are $15,416 and $147,970 as of December 31, 2005 and 2004, respectively. Additional salary and interest due under these agreements were paid through the issuance of additional convertible preferred stock.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also is entitled to receive 100,000 restricted shares of common stock for prior services due of $5,000. An agreement to continue these services with CF

Consulting is being negotiated by senior management. The Company?s Chief Financial Officer, Robert Hipple, is also a managing director of CF Consulting.

                                  F-10
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
    THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE 6.    RELATED PARTY TRANSACTIONS

Convertible Notes

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder of the Company, due on October 21, 2005, with interest accrued at a rate of 10% per annum. This note included 50,000 warrants to purchase shares of common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. Additionally, the holder has the right to convert the note to shares of common stock under the same terms and conditions to be set forth in the Company planned Private Offering anticipated for mid- 2006. This note was extended in October, 2005 for an additional 180 days continuing the 10% interest per annum. The lender was issued 50,000 warrants as an incentive for the extension. Each warrant to purchase one share of common stock is at an exercise price of $0.30 per share for a period of three years from the date of the extension, October 21, 2005.

On November 14, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on March 12, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 25,000 shares of restricted common stock. Additionally, the holder has the right to convert the note to shares of Common Stock under the same terms and conditions.

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company has paid $30,000 and the $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of a new note reflecting the same terms and conditions of current notes that have been issued by the Company since January, 2006. The new notes are retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years.

NOTE 7.    NOTES PAYABLE

In December 2003, the Company executed two promissory notes payable, each for $50,000, to two unrelated third parties. Each note was due on December 12, 2005 and includes interest payable at a rate of 10% per annum. Upon signing of the notes, each lender received one hundred thousand (100,000) restricted common shares of the Company. In August, 2005, the $50,000 outstanding principal balance on one of these notes, plus accrued interest of $8,333, was converted

                                 F-11
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
    THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE 7.    NOTES PAYABLE (Continued)

into 116,666 shares of common stock plus a warrant to purchase 58,333 shares of common stock for three years at a price of $0.50 per share. On December 18,

2005, the remaining note holder agreed to convert the expired note and accrued interest into a new 180 day Subordinated Convertible Note in the amount of $60,000, with 15% interest per annum, and 60,000 warrants. The note may be converted into common stock at $0.50 per Unit. Each unit consisted of one share of common stock and one-half warrant. Each full warrant to purchase one share of common stock is at a price of $0.75 per share for a period of three years.

NOTE 8.     COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,500.

In March 2005, the Company retained the services of David Weinstein, an investment banking and financial consultant. The six month agreement for services provides for payment of 150,000 shares (25,000 shares post-reduction) of restricted common stock for a total value of $7,500. This agreement was extended on December 22, 2005 for an additional six months for payment of 50,000 shares of restricted common stock.

Also in March 2005, the Company retained the services of The Eversull Group, Inc. an investor relations company. The one year agreement beginning April 1, 2005, for services provides for payment of $2,000 per month, and 250,000 shares (41,667 shares post-reduction) of restricted common stock, for a total value of $12,500. The accrued amount of $18,000 as of December 31, 2005, is included in accounts payable.

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

Also in July 2005, the Company entered into a Letter of Intent with Westcap Securities, Inc., a NASD licensed broker dealer, to be the Placement Agent on a $2,500,000 private equity offering. The offering is contingent upon the approval of the 211 application for listing on the OTC-Bulletin Board. Westcap has agreed to use its best efforts to complete the offering in a timely manner. As the Placement Agent, Westcap will receive a 10% commission and a 3% non-accountable expense allowance. In addition, for each ten shares sold in the ffering. Westcap will receive one warrant exercisable at a price equal to 120% of the Private Placement offering price per share for a period of five years, with demand and piggyback registration rights.

                                  F-12
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
    THE SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004 (Unaudited)

NOTE COMMITMENTS (continued)

In January, 2006, the Company retained the services of H.L. Lanzet, Inc., a financial public relations company. The six month agreement for services provided for payment of $6,000 per month and warrants to purchase 600,000 shares of common stock at $0.20 per share for a period of three years.

NOTE 9. 	STOCKHOLDERS' EQUITY

On June 6, 2005 the Board of Directors approved a 2005 Class A Preferred Stock Award of 1,500,000 shares to Messrs Papadoyianis and Cherch (750,000 shares each) in exchange for the retirement of $408,121 in long-term liabilities of the Company for accrued salaries and interest owed to them. Pursuant to the certificate of designations establishing the Series A preferred stock, each share of the 1,500,000 shares of currently issued and outstanding Series A preferred stock may be converted into 1.6667 fully paid and non-assessable shares of our common stock, or a total of 2,500,000 common shares. On all matters submitted to a vote of the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock into which the preferred shares may then be converted. Therefore, the holders of the Class A preferred shares have the power to vote 2,500,000 shares on a par with the common stock.

Also on June 6, 2005 the Board of Directors approved a 2005 Class B
Preferred Stock Award of 3,500,000 shares to Messrs Papadoyianis and Cherch (1,750,000 shares each) for the retirement of $175,444 in liabilities of the Company, representing accrued salaries and interest. Pursuant to the certificate of designations establishing Series B preferred stock, each share of the 3,500,000 shares of currently issued and outstanding Series B preferred stock may be converted into 3,500,000 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock held by such holder. Therefore, the holders of the Class B preferred shares will have the power to vote 3,500,000 shares on a par with the common stock.

     During the quarterly period ending December 31, 2005, the Company issued a total of 75,000 common shares, increasing the total number of common shares outstanding from 10,789,051 shares outstanding at September 30, 2005 to 10,864,051 at December 31, 2005. Of these additional common shares, 25,000 shares were issued as incentive for entering short-term notes, and 50,000 shares were issued to David H. Weinstein, in connection with a six month renewal of his consulting contract.

NOTE 10. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 83 percent of revenues during the period ended December 31, 2005, compared to the two customers comprising 68 percent for the prior period ending September 30, 2004.

                                      F-13
Item 2.	 Management Discussion and Analysis or Plan of Operation.

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

Neptune Industries, Inc., was incorporated in the State of Florida on May 8, 1998. We operate on a June 30, 2005 fiscal year. Our common shares are traded on the Pink Sheets and on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming) through our subsidiary, Blue Heron Aqua Farms, LLC, in Florida City, Florida and in the development of new technologies for aquaculture and related marine uses. On June 9, 2005, we merged with Move Films, Inc., a Texas corporation, with the Company as the surviving entity. As a result of that merger, we succeeded to the filing and reporting obligations of Move Films, Inc. under
Section 12(g) of the Securities Exchange Act of 1934.

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

The founders of the Company, Messrs. Ernest D. Papadoyianis and X.T. (Sal) Cherch began designing and testing what today is known as the S.A.F.E. System more than 8 years ago. The S.A.F.E. system is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune has spent over 6 years and more than $3 million in completing the development of the S.A.F.E. system, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through our subsidiary, Blue Heron Aqua Farms, LLC.
                                   -3-
Blue Heron operates a forty-eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind, flow-through environment which is virtually extinct in the U.S. today. In October, 2004, we completed a state of the art nursery expansion in order to increase production capacity of our sashimi quality hybrid striped bass (branded as Everglades Striped Bass) by over 25 percent. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the forty-eight acre site under production at this time, we will be able to substantially increase production as additional acreage is added to the production capability.

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

Prior to the formation of Blue Heron, our founders continued their prior efforts toward exploiting a unique and abundant resource in South Florida. Massive, yet pristine quarry lakes spread throughout the state and provide an ideal environment for fish production. Management focused its efforts on further research and development of the various components of the S.A.F.E. system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this time was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be distributed at specific times of the day.

This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farm purchases fingerling fish, raises the product to market size (1.25-2+ lbs) then harvests and distributes it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low-cost production strategy, technology, and existing distribution allow us to bring our products to market faster and cheaper than our competition.

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



                                     -4-
Farming Operations

We are poised to expand our facilities, diversify our production and vertically integrate our operations. We are planning to increase capacity to produce over two million pounds of hybrid striped bass, redfish, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and then utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty-eight acre fish farm facility, have created one of the premier commercial aquaculture operations on the East Coast and perhaps the U.S. In addition to the Florida City site, we have identified and have had preliminary discussions for lease options on a number of prime quarry lake sites in South Florida. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant development. Quarry sites will be developed utilizing S.A.F.E. System technology which was designed and engineered from years of practical experience in commercial production in South Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay for infrastructure and lease payments.

The Company has identified three phases for the expansion of its Florida City, Florida site during the next 12 months. Management proposes to utilize approximately $600,000 of the proceeds of a planned private offering of its common stock on physical improvements, equipment, and working capital to expand the Blue Heron South Farm in the first of the three phases of development.

Approximately two acres of the South Farm site of six acres, have been designated for a Phase I expansion. Management intends to utilize this area for hybrid striped bass grow-out production. The successive addition of over thirty above-ground circular tanks should provide an additional 400,000 pounds per year of production. Capital investment for this Phase I two acres parcel development of the South Farm has been estimated at $600,000. Following the completion of this expansion, management intends to embark on the successive renovation of the remaining four acres of the South Farm site (Phases II and III). The capital investment for this expansion has been estimated at $1,000,000, and would result in an additional 700,000 to 1,000,000 pounds of production per year. The Company intends to offer common shares and warrants to acquire additional common shares under a private offering. Although not finally fixed, the Company expects the offering to be for up to $3.5 million in additional capital, on a unit basis, with each unit consisting of one share of common stock and one-half of a warrant to acquire an additional share of common stock for a period of three years. Any offer or sale of a unit, if made, will be made only pursuant to a private offering memorandum to be prepared by the Company, and only to accredited investors. There can be no assurance that such an offering will be made, or, if made, that such an offering will be successful, or that the Company will be able to raise the additional capital needed to continue and expand its operations.

Technology

The S.A.F.E. System incorporates many features which make it suitable for use in all parts of the world. The Company continues to be deluged with inquiries. The S.A.F.E. System is a floating, articulating, patent pending containment



                                   -5-

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

Hurricane Recovery

       On August 25, 2005, South Florida was struck by Hurricane Katrina as a Category 1 storm. Two months later, on October 24th, we were struck again by Hurricane Wilma as an upper Category 2 storm with winds exceeding 110 mph.
We are extremely pleased with the overall resiliency of our farm in surviving the severe winds and flooding from these hurricanes. Our entire staff responded quickly and efficiently both in their preparation for the storms, as well as to resuming operations following the storms.

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

Other Areas of Development

Our future development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our S.A.F.E.
                                  -6-
System technology. Whether land or lake based operations, the Company strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

In late July, 2005, we entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize Redlands 38 acre quarry lake site for testing of the S.A.F.E. System prototype. This site is close to our current Florida City operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with S.A.F.E.

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

Uncertainty of Future Profitability
The Company has not been profitable since inception and there can be no assurance that the Company will ever achieve profitability. For the period from inception to December 31, 2005, the Company incurred losses. The Company has generated certain material operating revenues however expects operating losses to increase over the near future. Thus, there can be no assurance that


                                   -7-
the Company will be able to obtain outside financing for its operations that will be sufficient to meet our operating expenses. Our financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Negative Gross Margins

The Company currently has negative gross margin on sales due in part to a lack lack of needed infrastructure/production facilities to house sufficient inventory to accommodate the seven to ten month growth cycle for the inventory of fish on the farm. Our current fish farming operations are relatively small in scope, at approximately 230,000 lbs of production per year. Our operations have experienced a higher relative cost of sales due to our inability to purchase in larger quantities, overall price increases for fingerling stock and operational size limitations. In order for these conditions to change, our operations must capitalize on the inherent benefits of economies of scale in significant cost items such as fingerlings, feed and oxygen. Management has detailed expansion plans to add further infrastructure to the existing forty-eight acre farm site to expand our production significantly. This planned expansion depends on our ability to raise additional capital for expansion and working capital. The Company intends to undertake a private offering of additional common shares during the second half of the fiscal year for up to $3.0 million in additional capital, but there can be no assurance that such an offering will be made as planned or, if made, that we will be able to raise the additional working capital needed for this expansion.

Inventory Fluctuations

Our hybrid striped bass is produced under the continuous culture rather than the batch culture production method. Continuous culture ensures that product becomes ready for market each week, as opposed to an entire crop being harvested at a single point in time. Accordingly, certain tanks are emptied monthly, and subsequently re-stocked with fingerlings (small, juvenile fish). Due to the very small size of the fingerlings (60 to 300 fish to the pound), tanks can be stocked with a significantly larger number of fish that can be grown to maturity in a similar sized tank. As the juvenile fish grow, they are dispersed to multiple tanks to grow to market size. Therefore at certain times

                                   -8-
during a year, the inventory varies significantly depending upon the ratio of fingerlings to mature fish in stock. We carry over seven months of inventory due to the seven to ten month growth period for the fish stock and our practice of introducing new fingerlings to the production base at regular intervals, so that we are able to produce mature fish for sale every week. This results in an average inventory age of about six months.

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

Future Capital Needs; Inability to Access Capital Markets

The Company will continue to expend substantial funds on research and development and commercialization efforts for its products. As of December 31, 2005, the Company did not have any significant reserves of cash (See Financial Statements). The Company will require additional funds for these purposes and will seek funds through equity financing, debt financing, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available to the Company on acceptable terms, or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

Comparison of Operating Results

Gross revenues for the quarter and six months ended December 31, 2005 were $74,372 and $170,515, respectively, compared to $136,330 and $255,656 respectively for the quarter and six months ended December 31, 2004, reductions largely the result of the loss of sales due to Hurricane Wilma. The total loss from operations for the quarter and six months ended
December 31, 2005 were $(233,535) and $ (550,735), respectively compared to a profit of $4,048 and a loss of $ (113,497)for the quarter and six months ended December 31, 2004, respectively. This loss was largely attributable to the reduction in sales revenue as a result of the hurricanes. Operating expenses decreased from $186,826 to $171,449 for the quarters ended September 30, 2004 and 2005, respectively, but increased from $ 304,590 to $ 342,206 for the six months ended December 31, 2004 and 2005, respectively. However, this change was largely the result of reclassifying operating expenses to cost of sales for the quarter and six months ending December 31, 2005. Cost of sales for the quarter ended December 31, 2005 was $208,160, compared to $66,662 for the same period in 2004. The total increase in cost of sales and operating expenses for the quarter ended December 31, 2005 over the comparable prior quarter was due primarily to an increase in payroll costs, from $47,210 to $114,573, to increased inventory costs and utilities, and to increased costs for investor relations and for professional fees due to our status as a reporting public company as of June 30, 2005. The increases for the six month period ended December 31, 2005 over 2004 were attributable to comparable items.




                                   -9-
Material Commitments

Our material commitments are as follows:

Note payable to bank, due June 2007, payable in monthly installments of $302, including interest at 7.54 percent, secured by a vehicle. The principal balances on this note as of December 31, 2005 and 2004, were $5,401 and $9,968, respectively.

Three-year lease contract for a 2004 GMC truck, payable in the amount of $552 per month until March, 2007.

The Company has a supply contract with Air Gas South, Inc. for oxygen tank rentals. The contract is for a five-year period ending in March, 2007, and provides for a monthly lease payment of $846.

In December 2003, the Company executed two promissory notes, each in the principal amount of $50,000, to two unrelated third parties. Each note is due on December 12, 2005 and includes interest payable at a rate of 10% per annum. Upon signing of the notes, each lender received one hundred thousand (100,000) restricted common shares of the Company. Accrued interest on these notes was
$15,000 as of June 30, 2005 and was included in accrued interest.   On August
24, 2005, one of these promissory notes, plus accrued interest, was converted to 116,666 shares of common stock and a warrant to purchase an additional 58,333 common shares at a purchase price of $0.75 per share for a period of three years. On December 18, 2005, the remaining note holder agreed to convert the expired note and accrued interest into a new 180 day Subordinated Convertible Note in the amount of $60,000, with 15% interest per annum, and 60,000 warrants.The note may be converted into common stock at $0.50 per Unit. Each unit consists of one share of common stock and one-half warrant. Each full warrant is to purchase one share of common stock at a price of $0.75 per share for a period of three years.

In July, 2004, the Company executed a Convertible Note for $25,000 to a shareholder of the Company. The note is due on July 28, 2006. Accrued interest on this note was $2,292 at December 31, 2005 and was included in accrued interest.

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder of the Company, due on October 21, 2005, with interest accrued at a rate of 10 percent per annum. This note included 50,000 warrants to purchase shares of common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. Additionally, the holder has the right to convert the note to shares of common stock under the same terms and conditions to be set forth in the Company planned Private Offering anticipated for 2006. This note was
extended in October, 2005 for an additional 180 days continuing   the 10%
interest per annum. The lender was issued 50,000 warrants as an incentive for the extension. Each warrant to purchase one share of common stock at an exercise price of $0.30 per share for a period of three years from the date of the extension, October 21, 2005.

On November 14, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on March 12, 2006, with interest accrued at a rate of 10% per annum. This note included

                                  -10-
12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 25,000 shares of restricted common stock. Additionally, the holder has the right to convert the note to shares of Common Stock under the same terms and conditions.

On January 4, 2006, the Company executed a $35,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on April 4, 2006, with interest accrued at a rate of 10% per annum. This note included 17,500 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 35,000 shares of restricted common stock. Additionally, the holder has the right to convert the note to shares of Common Stock under the same terms and conditions.

On January 18, 2006, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on July 18, 2006, with interest accrued at a rate of 15% per annum. This note included 100,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 100,000 shares of restricted common stock. Additionally, the holder has the right to convert the note to shares of Common Stock under the same terms and conditions.

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock held by our officers, Messrs. Papadoyianis and Cherch, in exchange for $100,000. The Company paid $30,000 of this amount at that time and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8 percent per year. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of a new note reflecting the same terms and conditions of current notes that have been issued by the Company since January, 2006. The new notes are retroactive to January 1, 2006, shall bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant is to purchase one share of common stock at a price of $0.30 per share for a period of three years.

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,000.

Also in March 2005, the Company retained the services of The Eversull Group, Inc. an investor relations company. The one year agreement beginning April 1, 2005 provides for payment of $2,000 per month, and 41,667 shares of restricted common stock for a total agreed value of $12,500 for investor relations services. The accrued monthly payment of $6,000 due as of June 30, 2005, was included in accounts payable.


                                  -11-
      The Company expects to pay for its material commitments listed from revenues from its current operations as well as from additional capital expected to be raised by the from a planned private offering of common stock for up to $3.0 million in the last half of the current fiscal year. There can be no assurance that the Company will be able to raise the additional capital as needed or to continue its current operations unless such additional capital is secured by the Company.

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



                                   -12-

Uncertainty of  Aquaculture Business.

The Aquaculture business is subject to many factors outside managements control which factors may have a proportionately greater impact on small, less established firms such as the Company. The Seafood and aquaculture industries are affected by a multitude of factors, including changes in the general market for such products, weather, disease and other natural phenomena, as well as national and international economic conditions. The competition among present suppliers is based on numerous factors, including the type and quality of available product, as well as other factors, including access to areas throughout the world where fish and rock are available for commercial purposes. Given the anticipated small size of the Company even after this offering has closed and the proceeds have been applied as planned, the business of the Company will remain fragile and even more vulnerable to these factors than will businesses generally.

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



                                   -13-
Limited Assets of the Company.

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

Penny Stock Regulations.

While there is no assurance that a public trading market will be established and maintained, in the event that such does occur, the Securities and Exchange Commission has established specific regulations and rules for low priced securities classified as penny stocks. Subject to certain exemptions, securities which trade at less than $5.00 per share may be deemed penny stocks and trading would be subject to regulations requiring the broker/dealers to comply with specific disclosure and customer qualification standards. Should the Company's shares trade at less than $5.00 and therefore be regarded as a penny stock, there may be significant negative and detrimental effects on the trading market from broker compliance with such regulations and rules.
                                   -14-
Item 3.   Controls and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the quarterly period ending December 31, 2005, the Company issued a total of 75,000 common shares, increasing the total number of common shares outstanding from 10,789,051 shares outstanding at September 30, 2005 to 10,864,051 at December 31, 2005. Of these additional common shares, 25,000 shares were issued as incentive for entering short-term notes, and 50,000 shares were issued to David H. Weinstein, in connection with a six month renewal of his consulting contract.

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

                                  -15-
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act

(b)    Reports on Form 8-K

	          No reports on Form 8-K were made during the quarter ending December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: March 16, 2006

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director
































                                  -16-