Form 10QSB
period 2006-03-31
NEPTUNE INDUSTRIES, INC.
filed 2006-05-15
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Form 10-QSB
(Mark one)
[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of equity, as of May 10, 2006 was:

Common Shares	                                   11,249,051 shares
Class A preferred Shares	                     1,500,000 shares
Class B Preferred Shares                           3,500,000 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_






                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                       PERIOD ENDED MARCH 31, 2006

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


Signatures .............................................................. 16












                                     -2-

Part I.
Item 1.  FINANCIAL INFORMATION.

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                             March 31, 2006
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash					                        $       18,111
  Accounts Receivable                                               65,573
  Inventory                                                        410,889
  Prepaid expenses                                                   6,052
  Deposit on Equipment                                              13,880
  Deferred Costs                                                    10,210
  Deferred tax asset of $612,413, less
     valuation allowance of $612,413                                     -
                                                              -------------
  Total Current Assets                                             524,715
Property and Equipment, net of depreciation of $343,360            451,182
Security Deposits                                                    2,500
                                                              -------------
Total Assets                                                 $     978,397
                                                              =============
LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Current Liabilities
  Accounts payable                                           $     207,030
  Accrued and Other Current Liabilities                            304,598
  Current Portion of Long-Term Debt                                  4,589
  Notes payable-Officers                                            89,888
  Convertible Notes-Related Party                                  520,000
                                                               ------------
    Total Current Liabilities                                    1,126,105

    Total Long-Term Liabilities                                         -
                                                                -----------
Total Liabilities                                                1,126.105


COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 6, AND 8)






                                     F-1


Stockholders' Equity
  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized
	1,500,000 Class A convertible preferred
	shares issued and outstanding                                    1,500
      3,500,000 Class B Convertible preferred
            shares issued and outstanding                              3,500

   Common Stock, $.001 par value 95,000,000 shares
   authorized, 11,249,051 shares issued and outstanding               11,249

  Additional Paid-In Capital                                       4,261,033
  Accumulated Deficit                                             (4,424,990)
                                                                 ------------
     Total Stockholders' Equity                                     (147,708)
                                                                 ------------
Total Liabilities and Stockholders' Equity                      $    978,397
                                                                 ============















See accompanying notes.




















                                      F-2
                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                For the three months      For the nine months
                                  ended March 31             ended March 31
                                 2006           2005      2006         2005
                             -----------    ----------  ---------  ----------
Revenues:
 Sales                         $  124,918   $ 169,885  $ 295,732   $ 425,542
 Cost of Sales                    275,677     187,463    639,707     325,830
                                ----------    --------  ---------   ---------
Gross profit (loss)              (150,959)    (17,578)  (343,975)     99,711
                                ----------    --------  ---------   ---------
Expenses:
   Advertising and marketing           30         926        (30)      1,421
   Automobile and truck expense     9,081       9,601     26,027      26,791
   Consulting                      32,100           -         -            -
   Depreciation                       943           -      3,472           -
   Insurance                       13,192      10,184     34,564      29,043
   Office                           1,811       1,186      4,244       6,053
   Officers salary, related
        taxes and benefits         80,525      39,501    240,830     144,704
   Other operating expenses        20,572      29,187     81,310      46,133
   Outside services                 1,722       2,416      3,332       9,252
   Professional fees                  523       8,493     28,059      21,907
   Public relations                     -      35,970     14,702      72,225
   Rent                               413         764      1,949       1,784
   Repairs                            393           -        652         542
   Utilities                        2,029       2,339      6,439       6,523
                                 ---------    --------   --------   ---------
Total expenses from operations    163,335     140,567    445,551     366,378
                                 ---------    --------   --------   ---------
Income (loss) before interest
Other income, and income taxes $ (314,295)  $(158,145) $(789,527)   (266,666)

Interest Expense                  (24,536)     (1,969)   (48,224)    (16,692)
Other income                            -           -      4,834         525
                                 ---------    --------   --------   ---------
Profit (loss) before income tax  (338,831)   (160,114)  (832,917)   (282,833)
Provision for income taxes              -           -          -           -
                                 ---------   ---------   --------   ---------
Net income (loss)              $ (338,831)  $(160,114) $(832,917)   (282,833)
                                 =========   =========   ========   =========
Net income (loss) per share
         (basic and diluted)   $    (0.03)  $   (0.02)     (0.08) $    (0.04)
                                 =========   =========   ========   =========
Weighted average number of
    Common shares outstanding
   (basic and diluted)          10,532,633   6,485,938 10,355,261  6,321,455
                                ==========   ========== ========== ==========

See accompanying notes.
                                     F-3
                             NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                        2006         2005
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (892,923)  $  (282,833)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       53,162        17,558
(Increase) decrease in assets:
    Accounts receivable                                  2,060       (48,090)
    Inventory                                           (3,055)     (320,332)
    Prepaid expense                                      1,922             -
Increase (decrease) in liabilities:
    Accounts payable                                   102,630      (35,116)
    Accrued and other current liabilities              193,164             -
                                                      -----------  ----------
  Net cash used by operating activities               (543,040)    (668,813)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                       5,000       (5,000)
   Acquisition of property and equipment                (14,577)     (80,839)
   Current portion-Long term debt                        (1,575)      43,500
   Note payable-current                                  79,888            -
   Convertible notes-related                            205,000
   Note payable                                         (25,000)
   Deposits                                              (2,500)      (4,287)
                                                       -----------  ----------
Net cash provided (used) by investing activities         246,236      (46,626)
                                                       -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of common stock                                     715          972
   Additional paid in capital                           145,667      768,944
   Retained earnings                                     38,847       27,298
                                                       ----------  ----------
Net Cash provided by financing activities               185,229      797,214
                                                       ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                                 (111,575)      81,775
Cash and equivalents-beginning                          129,686       37,958
                                                       ----------  ----------
Cash and equivalents-ending                          $   18,111   $  119,733
                                                       ==========  ==========
See accompanying notes

                                      F-4

SUPPLEMENTAL DISCLOSURES

Cash paid during the quarter for:
  Interest                                           $    24,536   $   1,969
  Income taxes                                       $         -   $      -
                                                       ==========  ==========


See accompanying notes.














































                                    F-5
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

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

On June 9, 2005, the Company completed a statutory merger with Move Films, Inc. a Texas corporation. Move Films, Inc. was a non-trading, fully reporting public company. The surviving entity remained Neptune Industries, Inc. which assumed the obligation as a full reporting company for SEC purposes as successor to Move Films, Inc. This transaction was accounted for as a reverse merger. or all periods prior to June 30, 2005, periodic reports filed with the SEC were filed as Move Films, Inc., including the Form 10-QSB for the quarterly period ended March 31, 2005. Since Move Films, Inc., was not an active operating company and had no assets or income as of March 31, 2005, comparison of the activity of the Company for the period March 31, 2006 with the reported activities of Move Films, Inc., its predecessor, for the reporting period ended March 31, 2005, is not meaningful and is omitted.

The comparative information provided in this report for the period ended March 31, 2005, is for Neptune Industries, Inc. for that period, prior to the merger with Move Films, Inc.

Common shares of the Company, continue to be dually listed on the OTC Bulletin Board and on The Pink Sheets under the trading symbol NPDI.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aquaculture Specialties, Inc. and Exotic Reef Technologies, Inc., and its majority-owned subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). The Company?s original interest in Blue Heron was 90 percent, with 5 percent held by South Florida Aquaculture, Inc. (in which the Company has a 22 percent interest) and the other 5 percent held by an unrelated party. Sine the acquisition of the 90 percent interest, the Company has contributed more the $15 million in additional capital to Blue Heron, while neither of the minority members has made any contributions, reducing the minority interests in a nominal level. As a result, all inter-company balances and transactions have been eliminated at consolidation and no provision has been made for the minority interests. Neither Aquaculture Specialties, Inc. nor Exotic Reef Technologies, Inc. are actively operating.




                                     F-6
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Interim Financial Statements

The accompanying  unaudited  financial  statements of the Company have been
prepared  in  accordance  with  generally  accepted accounting   principles
for  interim   financial   information   and  with  the instructions to Form
10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results reported for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting



                                     F-7
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At March 31, 2006, the Company did not have cash on deposit exceeding the insured limit. The Company operates domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the geographic locations of the customers.

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

Inventory

Inventory is stated at the lower of cost (first-in first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead costs, such as utilities. Overhead is allocated to inventory based on the number of pounds of fish included in ending inventory. Inventory on March 31, 2006(unaudited):

Seafood                   $     300,691
Feed                             11,969
Chemicals & Supplies              6,638
Overhead                         91,592
                               ----------
		              $     410,889
                                     F-8
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 2.      GOING CONCERN

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial position and operating results of the Company raise substantial doubt about its ability to continue as a going concern, as reflected by the accumulated deficit of $4,424,990 as of March 31, 2006, and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. It is not anticipated that the Company will be able to achieve break even operations during the fiscal year ended June 30, 2006. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                  March 31,
                                          2006	        2005
                                      -------------      ------------
Vehicles			      $	    17,578      $      17,890
Computer and office equipment              7,712	         6,434
Equipment			           629,518            624,412
Leasehold improvements		           139,734 	       138,507
                                      -------------      ------------
                                         794,542            787,253
Accumulated depreciation	         (343,360)          (148,413)
                                      -------------      -------------
Property and equipment,
      less accumulated depreciation $    451,182       $    638,840
                                      =============      =============

Total depreciation expense for the quarters ended March 31, 2006 and 2005, amounted to $17,803 and $17,558, respectively. Of these amounts, $16,860 and $17,220 are included in cost of sales and $ 943 and $338 are included in expenses for the quarters ended March 31, 2006 and 2005, respectively.

                                     F-9
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                               March 31,
                                         2006		     2005
                                      ------------      ------------
Accrued payroll - officers	     $     259,322     $     679,350
Accrued interest - officers	            17,486            97,647
Accrued interest - others		      27,790            44,244
                                      ------------      ------------
                                    $    304,598     $     821,241
                                      ============     ============

NOTE 5.         ACCRUED OFFICERS COMPENSATION AND INTEREST

Effective February 8, 2000, the Company entered into five-year employment Agreements (the Agreements) with two key members of management. These agreements have been renewed automatically for additional five year terms. The Agreements also state that the two key members of management are entitled to and automatically receive a cost of living adjustment calculated in proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor.

Pursuant to these employment agreements, the Company accrued a total of $223,122 and $679,350 through the quarters ended March 31, 2006 and 2005, respectively. Cash compensation actually paid was $93,186 and $45,201 for the quarters ended March 31, 2006 and 2005, respectively. During the year ended June 30, 2005, the Board of Directors approved the issuance of convertible preferred stock for payment of accrued compensation and interest The Agreements also provide for accrued interest of ten percent (10%) per annum until the employees salary, bonuses and benefits are paid in full.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also is entitled to receive 100,000 restricted shares of common stock for prior services due of $5,000. A new agreement has been entered into with CF Consulting LLC effective March 31, 2006, under which CF Consulting will provide CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradeability of the shares and other factors. The Company also is responsible for the estimated income taxes due on the shares, and has accrued a total of $4,200 for that liability during the quarter ended March 31, 2006, which has been included in Accrued Payroll-Officers. The Company?s Chief Financial Officer, Robert Hipple, is also a managing director of CF Consulting.
                                  F-10
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 6.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of new notes, which sere made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and include repayment of principal of $35,000 and accrued interest of $9.944 each.

NOTE 7.    NOTES PAYABLE

On September 12, 2005, the Company executed a $40,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on January 12, 2006, with interest accrued at a rate of 10% per annum. This note included 20,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

On September 23, 2005, the Company executed a $10,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on December 23, 2005, with interest accrued at a rate of 10% per annum. This note has subsequently been extended until it can be repaid, and repayment is expected to be made from the proceeds of the pending offering of convertible debenture notes commenced in April 2006. This note included 5,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

On September 23, 2005, the Company executed a $50,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on March 23, 2006, with interest accrued at a rate of 10% per annum. This

                                   F-11
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 7     NOTES PAYABLE (continued)

note included 25,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 20,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

On September 30, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on January 30, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

On November 14, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on March 12, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 25,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

On January 4, 2006, the Company executed a $35,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on April 4, 2006, with interest accrued at a rate of 10% per annum. This note included 17,500 warrants to purchase shares of Common stock at an exercise price of

                                    F-12
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 7        NOTES PAYABLE (continued)

$0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 35,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

On January 18, 2006, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on July 18, 2006, with interest accrued at a rate of 15% per annum. This note included 100,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 100,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

On February 26, 2006, the Company executed a $50,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on August 26, 2006, with interest accrued at a rate of 15% per annum. This note included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years of common stock is at a price of $0.75 per share for a period of three years.

On April 5, 2006, the Company executed $10,000 Subordinated Convertible Notes payable to our to our COO, Sal Cherch, and due on the first monies received from the proceeds of this Offering, with interest accrued at a rate of 15% per annum. The note includes 10,000 warrants. Each warrant is redeemable for one share of common stock at a price of $0.30 share for a period of three years. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

NOTE 8.     COMMITMENTS

The Company previously entered into an employment agreement, with its


                                     F-13
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 8    COMMITMENTS (continued)

aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,500.

In March 2005, the Company retained the services of David Weinstein, an investment banking and financial consultant. The six month agreement for services provides for payment of 150,000 shares (25,000 shares post-reduction) of restricted common stock for a total value of $7,500. This agreement was extended on December 22, 2005 for an additional six months for payment of 50,000 shares of restricted common stock, but has been cancelled effective March 31, 2006, as a result of the Company?s retention of Dawson James Securities to assist in the raising of capital for the Company. Mr. Weinstein is employed by Dawson James.

Also in March 2005, the Company retained the services of The Eversull Group, Inc. an investor relations company. The one year agreement beginning April 1, 2005, for services provides for payment of $2,000 per month, and 250,000 shares (41,667 shares post-reduction) of restricted common stock, for a total value of $12,500. This agreement has been terminated, but an accrued amount of $18,000 as of December 31, 2005, is included in accounts payable.

NOTE 9. 	STOCKHOLDERS' EQUITY

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

Also on June 6, 2005, the Board of Directors approved a 2005 Class B Preferred Stock Award of 3,500,000 shares to Messrs Papadoyianis and Cherch (1,750,000 shares each) for the retirement of $175,444 in long-term liabilities to the Company, representing accrued salaries and interest. Pursuant to the certificate of designations establishing Series B preferred stock, each share of the 3,500,000 shares of currently issued and outstanding Series B preferred stock may be converted into 3,500,000 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of

                                    F-14

              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 9. 	STOCKHOLDERS' EQUITY (continued)

the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock held by such holder. Therefore, the holders of the Class B preferred shares will have the power to vote 3,500,000 shares on a par with the common stock.

During the quarterly period ending March 31, 2006, the Company issued a total of 385,000 common shares, increasing the total number of common shares outstanding from 10,864,051 at December 31, 2005 to 11,249,051 at March 31, 2006. Of these additional common shares, 135,000 shares were issued as incentive for entering short-term notes at a total issue value of $8,100, which will be amortized over the term of the extended notes, commencing April 1, 2006. The remaining 250,000 shares were issued to CF Consulting, LLC, in connection with the renewal of its consulting contract described in Note 5.

Stock Options.

On March 31, 2006, the Board of Directors approved the grant of non-qualified stock options under the Neptune Industries, Inc. 2004 Long-Term Incentive Plan for officers, directors, employees of the Company and its subsidiary, as follows:

	To each independent (non-management) director:	5,000 shares for each
       full year of service at the end of each fiscal year (June 30).

	To the following officers and employees:

	Ernest Papadoyianis				500,000 shares
	Xavier T. Cherch					500,000 shares
	Robert Hipple (through CF Consulting)	250,000 shares
	Michael Joubert					 15,000 shares

All of the stock options are for a period of ten years and carry an exercise price of $0.3133 per share, based on the average closing price of the Company common stock for the 20 trading days prior to March 31, 2006.

NOTE 10. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 84 percent of revenues during the period ended March 31, 2006, compared to the same two customers comprising 68 percent for the prior period ending March 31, 2005.

NOTE 11.          SUBSEQUENT EVENTS

On April 18, 2006, the Company engaged Dawson James Securities, Inc. of Boca Raton, Florida, to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2


                                    F-15
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 11.          SUBSEQUENT EVENTS (Continued)

million. Dawson James Securities will receive a fee equal to ten percent of the amount raised in the offering and an unaccountable expense allowance of three percent of the amount raised. In addition, Dawson James will receive warrants to acquire common shares on each closing of the sale of the Unites in the offering equal to twenty percent (20%) of the Units sold in the Offering. These warrants will be exercisable at any time during the five (5) years from the date of the closing at an exercise price equal to $.50 per share for the warrants based on the original sale of unit, and $.30 per share for the warrants based on conversion of the Debentures to common stock.

Each of the Units to be offered (individually a ?Unit?, and collectively the ?Units?) consists of (i) a $1,000.00 Convertible Debenture (the ?Debenture?) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the Company?s election. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the ?Average Closing Price?). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the Holders of the Debentures.

The offering is being made only to accredited investors and each investor will receive a Registration Rights Agreement at closing under which the Company undertakes to file a registration statement for the conversion shares and the shares underlying the Warrants within 60 days, and to maintain the effectiveness of that registration statement thereafter. Any offer or sale of a Unit, if made, will be made only pursuant to the private offering memorandum prepared by the Company, and only to accredited investors. There can be no assurance that the offering will be successful, or that the Company will be able to raise the additional capital needed to continue and expand its operations.

                                     F-16
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE NINE MONTHS ENDING MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 11.          SUBSEQUENT EVENTS (Continued)

Under the terms of the offering, proceeds of the sale of the debenture notes will be deposited in an escrow account at Sterling Bank, Inc. in Lantana, Florida under an escrow agreement which provides for the first release of funds when the offering minimum of $500,000 for 50 units of the offering have been subscribed, with subsequent releases on a weekly basis. On May 10, 2006, the initial release of funds was made under the terms of the escrow agreement and the Company has received $435,000 in proceeds from the offering, net of commissions and expenses.










































                                     F-17
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

Neptune Industries, Inc., (the Company) was incorporated in the State of Florida on May 8, 1998. We operate on a June 30 fiscal year. Our common shares are traded on the Pink Sheets and on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming) through our subsidiary, Blue Heron Aqua Farms, LLC, in Florida City, Florida and in the development of new technologies for aquaculture and related marine uses.

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

Approximately two acres of the South Farm site of six acres, have been designated for a Phase I expansion. Management intends to utilize this area for hybrid striped bass grow-out production. The successive addition of over thirty, above-ground circular tanks should provide an additional 400,000 pounds per year of production. Capital investment for this Phase I, two acre parcel development of the South Farm has been estimated at $600,000. Following the completion of this expansion, management intends to embark on the successive renovation of the remaining four acres of the South Farm site (Phases II and III). The capital investment for this expansion has been estimated at $1,000,000, and would result in an additional 700,000 to 1,000,000 pounds of production per year.

In April 2006, the Company retained Dawson James Securities and began an offer of $2 million in convertible debentures and warrants to acquire additional common shares under a private offering. See, Part II, Item 5. Other Information. Any offer or sale of a unit, if made, will be made only pursuant to the private offering memorandum prepared by the Company, and only to accredited investors. There can be no assurance that the offering will be successful, or that the Company will be able to raise the additional capital needed to continue and expand its operations.

Technology

The S.A.F.E. System incorporates many features which make it suitable for use in all parts of the world. The Company continues to be deluged with inquiries. The S.A.F.E. System is a floating, articulating, patent pending containment system which utilizes alternative energy to power many of its components. The system can be utilized as a stand alone single tank (an Eco-
Tank) in a variety of sizes or several tanks can be interconnected into Eco-pods. In an Eco-pod configuration, each tank is connected to another via an underwater conveyance pipe. This allows the operator to move fish from tank to tank with out removing them from the water, or handling. Therefore, an Eco-pod system actually becomes a self contained nursery and grow-out area. An automated solar powered feeding system and a revolutionary waste collection system insure rapid growth without contamination of surrounding waters. Since each tank has solid sides, predators cannot get in, crops cannot escape, and in the event of contamination of surrounding waters, the crops can be isolated and protected.

Other Areas of Development

Our development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our S.A.F.E. System technology. Whether land or lake based operations, the Company strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

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

Site preparation is fully underway with excavation, new electricity, fencing, and storage units nearing completion. The new prototype tank has been delivered, and will be assembled and launched as soon as the security fencing has been completed. Hurricane Wilma on October 24, 2005, caused significant delays in the availability of both labor and materials for all contractor jobs and we have been unable to progress with this project as a result.

Comparison of Operating Results

Gross revenues for the quarter and nine months ended March 31, 2006 were $124,918 and $295,732, respectively, compared to $169,885 and $425,542 respectively for the quarter and nine months ended March 31, 2005, reductions largely the result of the loss of sales due to Hurricane Wilma. The total loss from operations for the quarter and nine months ended March 31, 2006 was $(338,837) and $ (832,917), respectively compared to losses of $(160,114) and $(283,358) for the quarter and nine months ended March 31, 2005, respectively. This current year to date loss was largely attributable to the reduction in sales revenue as a result of hurricanes in 2005. Operating expenses were $163,335 and $140,567 for the quarters ended March 31, 2006 and 2005, respectively, and $445,551 and $366,378 for the nine months ended March 31, 2006 and 2005, respectively. Cost of sales for the quarter ended March 31, 2006 was $275,677, compared to $187,433 for the same period in 2005. The total increase in cost of sales and operating expenses for the quarter ended March 31, 2006 over the comparable prior quarter was due primarily to an increase in payroll costs, increased inventory costs and utilities, and to increased costs for investor relations and for professional fees due to our status as a reporting public company as of June 30, 2005. The increases for the nine month periods ended March 31, 2006 over 2005 were attributable to comparable items.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2006, and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the quarterly period ending March 31, 2006, the Company issued a total of 385,000 common shares, increasing the total number of common shares outstanding from 10,864,051 at December 31, 2005 to 11,249,051 at March 31, 2006. Of these additional common shares, 135,000 shares were issued as incentive for entering short-term notes, and 250,000 shares were issued to CF Consulting, LLC, in connection with the renewal of its consulting contract.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

On May 10, 2006, the Company received the initial proceeds of the private offering of convertible debenture notes for up to $2 million, commenced in April 2006, with the assistance of Dawson James Securities, Inc. The net proceeds to the Company was $435,000, after commissions and expenses. See,
Note 11 to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits required by Item 601 of Regulation S-B

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of
        the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of
        the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of
The Sarbanes-Oxley Act

(b)    Reports on Form 8-K

No reports on Form 8-K were made during the quarter ending March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 12, 2006

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO and President