Form 10KSB
period 2006-06-30
NEPTUNE INDUSTRIES, INC.
filed 2006-10-16
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                      For the fiscal year ended June 30, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act
    Of 1934

                     For the transition period from ___ to ____

                        Commission File Number: 000-32691

                            NEPTUNE INDUSTRIES, INC.
                 (Name of Small Business Issuer in its charter)

             Florida                                65-0838060
      (State of Incorporation)        (I.R.S. Employer Identification. Number)

      21218 St. Andrews Boulevard
              Suite 645
          Boca Raton, FL                                    33433
   (Address of principal executive offices)               (Zip Code)

                               (561)-482-6408
                         (Issuer?s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class:          Name of Exchange on Which registered:
______________________________________  _____________________________________

______________________________________  _____________________________________

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X]Yes [ ] No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any  amendment to this Form 10-KSB.                      [ ]

State the issuer?s revenues for its most recent fiscal year.        $527,155

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. $2,261,596 at September 15, 2006

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

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

The outstanding shares of registrants common equity at June 30, 2006 was as follows:

       Common Stock                             11,349,269 shares.
       Class A Preferred Stock                   1,500,000 shares
       Class B Preferred Stock                   3,500,000 shares

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

Transitional Small Business Disclosure Format (check one): Yes___; No_X_















                                      -2-
                                  FORM 10-KSB
                             YEAR ENDED JUNE 30, 2006
                                TABLE OF CONTENTS

                                     PART I


Item 1. DESCRIPTION OF BUSINESS.............................................. 4

Item 2. DESCRIPTION OF PROPERTY..............................................11

Item 3. LEGAL PROCEEDINGS....................................................11

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................. 11
Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION................................................ 14
Item 7. FINANCIAL STATEMENTS................................................ 20
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 21

Item 8A. CONTROLS AND PROCEDURES............................................ 21

Item 8B. OTHER  INFORMATION................................................. 21

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT..................................................... 22
Item 10. EXECUTIVE COMPENSATION............................................. 26
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ...................................................... 27
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 29
Item 13. EXHIBITS .......................................................... 29
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 30

SIGNATURES ................................................................. 30














                                   -3-
                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND GENERAL HISTORY

Neptune Industries, Inc. (the Company) was incorporated in the State of Florida in May, 1998. It has been engaged since then in the aquaculture industry, developing new technology and operating a working fish farm near Florida City, Florida. On June 9, 2005, Move Films, Inc. merged into the Company, in a statutory merger under Texas law, Neptune was the surviving entity in the merger and Move Films, Inc. ceased to exist.

Unless the context otherwise requires, all references to the Company, we, our, us, and other similar terms shall mean Neptune
Industries, Inc.

BUSINESS

Neptune Industries, Inc. is a public Florida corporation (OTC-NPDI) formed in May, 1998. Our mission has been to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing technology based fish farms, hatchery operations, wholesale distribution, value-added product lines, and proprietary diets and nutritional components. The catalyst to our business model is the patent-pending S.A.F.E. (Solar-powered, Aquaculture, Finfish, Environment) technology, which we recently re-named as the Aqua-Sphere System (Aqua-Sphere). The nucleus of the Aqua-Sphere is the Aqua-Cell, the world?s first jointed, articulating tank. The Aqua-Sphere provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. We have already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission will be to engage in a roll-up of the highly fragmented aquaculture and seafood industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

Our founders, Messrs. Ernest D. Papadoyianis and Xavier T. (Sal) Cherch began designing and testing what is now known as the Aqua-Sphere System over 9 years ago. The Aqua-Sphere system is designed to address and resolve the concerns of environmentalists and to minimize or eliminate adverse environmental effects. Through a contractual arrangement with our founders, we have invested more than $3 million dollars in perfecting production methods, performing market analyses, acquiring lease sites, furthering development of the Aqua-Sphere system, and creating a cornerstone production facility through our subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron). Mr. Papadoyianis and Mr. Cherch have granted Neptune the exclusive right to use this technology in North America and the right of first refusal to use the technology in other parts of the world.

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

Prior to the formation of Blue Heron, our founders continued their prior efforts toward exploiting a unique and abundant resource in South Florida. Massive, yet pristine quarry lakes spread throughout the state and provide an ideal environment for fish production. Management focused its efforts on further research and development of the various components of the Aqua-Sphere system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be distributed at specific times of the day. This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farm purchases fingerling fish, raises the product to market size(1.25-2+ lbs), then harvests and distributes it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low- cost production strategy, technology, and existing distribution allow us to bring our products to market faster and cheaper than our competition.

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

Competition

Competition for our products derives from two industries as well as for two distinctly different products. Our involvement in fresh seafood production operations, and the development of disruptive technologies for controlled production systems are addressed in different capacities later in this report.




                                  -5-
Seafood

The competition for seafood products in the United States is significant.
With over 78 % of all seafood consumed in the U.S. being imported, the competition for our U.S. market is worldwide. More reasonable labor and land costs in foreign countries has a significant impact on the cost of production, and in many instances offsets the costs of freight. Our market penetration has focused on eco-friendly production, sustainable species, and providing our customers the freshest product available. This focus has allowed us to compete and grow in a market that is dominated by companies that are better financed, have longer operating histories, and a more diversified product line.

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

Research and Development

The aquaculture, or fish farming, industry has in recent years seen a significant increase in the introduction of new technologies. Most of the advances are in land-based and re-circulating systems that conserve water use. Many of the companies introducing these technologies have longer operating histories and are better financed than us. Further, many of these companies have received government grants to advance their technologies, and others have cooperating relationships with universities. Both avenues have significant advantages in the time-to-market of the final products. Some companies have obtained either design or operating patents for all or part of their systems, as well.

We have the exclusive rights for North America to the Aqua-Sphere system technology, as well as a right of first refusal on all other areas. On behalf

                                   -6-
of Chief Executive Officer, Ernest Papadoyianis, and Chief Operating Officer, Xavier (Sal) Cherch, we filed a provisional patent in February, 2005, and obtained a patent pending status on the Aqua-Sphere and the major component of the Aqua-Sphere system, the Aqua-Cell, formerly referred to as the Eco-tank, and we are in the process of applying for full patent status. There is no guaranty that full patent status will be granted. In addition, we filed for a trademark on the Aqua-Sphere and the Aqua-Cell names in July, 2006.

We consider the Aqua-Sphere system to be disruptive technology which may displace the antiquated equipment used to cultivate fish in large lakes, bays, inshore, and offshore environments. The technology used for 2000 years is in the form of floating net pens and cages that contain fish in large bodies of water for production purposes. While our technology has many advantages over net pens, it may be more expensive to purchase and operate.
We will be heavily relying upon increasingly stringent environmental regulations to market our system, and believe these regulations are already well underway. There can be no assurance that the pollution/contamination caused by the older net pens systems will be curtailed by regulatory action. Additionally, there are a number of other companies that are in the testing phases of other containment systems that will compete against the Aqua-Sphere. As stated above, most of these companies are better funded, have university affiliations, and longer operating histories.

Currently, we are in the process of performing final testing on the Aqua-Sphere System. Some of our competitors are already producing and are selling their products. This places us at a disadvantage in the marketplace unless we can prove our system is superior to some of the newer technologies. Many of our competitors claim their products obtain similar results to the Aqua-Sphere System.

In June, 2006, we transferred our technology research and development to a subsidiary, Aquaculture Specialties, Inc., which we renamed Aqua Biologics, Inc., to oversee the complete development of the Aqua-Sphere system, sales and marketing. Additionally, we have just completed a patent search, and are in the process of filing a provisional patent on a proprietary nutritional component and animal diet that has broad and significant applications. Cross-over markets and alternative applications may also exist for mammalian and human products incorporating this protein-based nutritional component. This exciting and revolutionary procedure for producing extremely high protein diets has worldwide implications which may someday, in a modified form, be a source of supplying third world nations with a reliable food source. In addition to moving forward on patent applications, we will soon open discussions with others relating to manufacturing, licensing and distribution of the technology.

During the past two fiscal years, we have incurred direct costs related to our research and development activities of $18,369 and $10,210 for the years ended June 30, 2006 and 2005 respectively, most of which related to pending matters. Additional costs relating to research and development activities have not been maintained as separate items and are incorporated in our normal operating expenses. The transfer of this function to our subsidiary, Aqua Biologics, Inc. will allow us to track and report these expenses in fiscal year 2007 and later years.

Geographic Expansion

In July, 2006, we began the process of contacting various cities, counties and
                                   -7-
states which suffer from high unemployment rates. The purpose of this effort is and will be, to locate those areas and governmental agencies with economic development commissions which may be receptive to offering incentives, grants, abatements or tax relief as an inducement for Neptune to build expansion facilities and diversify its operations and product line. As we continue this effort, we will focus on sites and areas that would provide competitive advantages in terms of production, market penetration, new species/products, etc. This includes quarry lakes for the deployment of our Aqua-Sphere system.

In August, 2006, we executed a Memorandum of Understanding with a property owner in southern Michigan for a 120 day exclusive right to purchase 37 acres including a 60,000 sq. foot building, while we complete due diligence and feasibility analysis. Prior to entering the option period, the executive officers visited the site, toured the area, and were hosted by city officials who had previously reviewed a conceptual proposal. The property is being investigated for use in coldwater production of alternative species for the Midwestern markets. The competitive advantage of establishing a facility on the site may stem from the newly constructed ethanol plant adjacent to the property which may provide warm water effluent from its facilities. This would allow year round production in an extremely cold environment. We have been utilizing the option period to speak to the state and county Economic Development Commissions, city officials, and local businesses to determine other incentives that may be available. The site is located within 45 minutes of several major markets and airports with international connections.

Preliminary investigations and discussions have already verified the viability of this concept. In addition, members of the management team have experience in the successful development of similar projects. This previous experience and current discussions leads us to believe that we may incur significant tax savings; benefit from labor incentives; achieve reduced building costs for new facilities; and receive long term low interest rate loans backed through local municipal bond issues. Several states, including, but certainly not limited to, New Jersey, Michigan, Virginia, Ohio, North Carolina and Louisiana have active economic development programs. Furthermore, in keeping with our business model, opening facilities in other areas will enable us to raise locally popular species while reducing shipping costs. We may in the near future create a new subsidiary whose purpose will be to find, negotiate and acquire appropriate sites.

Environmental Regulations

Our operations involve the production, handling, and packaging of consumable seafood products and are subject to environmental and food regulation at the Federal and state level.

In addition, our production facility, Blue Heron Aqua Farms, LLC, requires operating permits that are subject to renewal or modification by the State of Florida Division of Aquaculture. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We currently adhere to the Best Management Practices of the State of Florida, Division of Aquaculture, which regulates waste discharge, water usage, fish species, and general facility issues. We also maintain a Food Permit and must comply with Florida Department of Agriculture guidelines for seafood handling, and farm and employee cleanliness.
                                   -8-
Our Blue Heron subsidiary also maintains a water use permit for 47,000,000 gallons per day. Currently we use less than 25% of our allowance, however future plans are for massive expansion into other areas of our site which will inevitably utilize most if not all of this permitted amount. There can be no assurance that we will be able to maintain this permit in the future.

We do not separately account for costs directly related to compliance with environmental regulations, since these costs are inherent in our methods of operations and are included in our normal operating costs. We do, however, incur separate charges for environmental insurance, and incurred $862.50 and $750.00 in premiums for the years ended June 30, 2006 and 2005, respectively.

The production of seafood and aquaculture is also regulated at the Federal level by the FDA. The FDA has strict laws prohibiting the use of antibiotics (only three are approved for use in aquaculture), hormones, chemicals, certain coloring agents, and other chemicals that may affect the quality of the consumable products. These laws severely limit our abilities to combat diseases if and when they arise. The FDA is now in the process of completing further regulation on the Origin of Nation labeling program to identify the source of all seafood. At this stage in our development, all of our product is sold whole, in-the-round, and packaged on ice. In the future, however, our business plan will incorporate vertical integration of processing, distribution and value-added processes of seafood products, which will have to comply with Origin of Nation labeling.

Further, once we develop the processing and distribution entities, we will be required to comply with stringent HACCP (Hazard Analysis Critical Control Points) regulations that pertain to all food processing procedures, site cleanliness, disinfection standards, temperature control, etc. Processing facilities must pass regular inspections.

Capital Needs

	In order to carry out our business plan, we will need to raise additional capital, either through sale of equity, borrowing, or both. On April 18, 2006, the Company engaged Dawson James Securities, Inc. of Boca Raton, Florida, to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2 million. Dawson James Securities will receive a fee equal to ten percent of the amount raised in the offering and an unaccountable expense allowance of three percent of the amount raised. In addition, Dawson James will receive warrants to acquire common shares on each closing of the sale of the Units in the offering equal to twenty percent (20%) of the Units sold in the Offering. These warrants will be exercisable at any time during the five (5) years from the date of the closing at an exercise price equal to $.50 per share for the warrants based on the original sale of unit, and $.30 per share for the warrants based on conversion of the Debentures to common stock.
Each of the Units being offered (individually a Unit, and collectively the Units) consists of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written

                                  -9-
notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the election of the Company. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the
Average Closing Price). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the Holders of the Debentures.

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

Under the terms of the offering, proceeds of the sale of the debenture notes will be deposited in an escrow account at Sterling Bank, Inc. in Lantana, Florida under an escrow agreement which provides for the first release of funds when the offering minimum of $500,000 for 50 units of the offering have been subscribed, with subsequent releases on a weekly basis. On May 10, 2006, the initial release of funds was made under the terms of the escrow agreement and the Company has received $435,000 in proceeds from the offering, net of commissions and expenses. The offering is continuing and the Company remains optimistic about closing the full offering amount. As of the filing of this report, Dawson James has advised the Company that an additional $500,000 has been committed in the offering and that they expect another $500,000 in commitments shortly. Signed subscription agreements have not yet been received however, and the additional subscription funds have not yet been deposited in the escrow under the agreement.

There currently are no limitations on our ability to borrow funds to carry out our business plan. However, the Company?s limited resources and operating history may make it difficult to borrow funds. The amount and nature of any borrowings will depend on numerous considerations, including our capital requirements, potential lenders evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We have no present arrangements with any

                                   -10-
bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to implement our business plan, or to provide equity funds for an additional infusion of capital into the Company, may have a material adverse effect on our financial condition and future prospects, and any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

EMPLOYEES

As of June 30, 2006, we had two employees in the Company, and an additional five employees in Blue Heron.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not maintain separate offices, and our current address is only a mail box address used for that purpose. Our officers currently work from home offices in order to conserve capital and do not charge us for such use.

Our subsidiary, Blue Heron, operates a fish farm under a management agreement with South Florida Aquaculture, Inc., which holds a lease on a forty eight acre parcel of land owned by the South Florida Water Management District with a remaining term of ten years. The management agreement also has ten years remaining. Our Director, James M. Harvey, is President and majority shareholder of South Florida Aquaculture, Inc.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of securities holders of the Company during the Fourth Quarter of the fiscal year ended June 30, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of June 30, 2006, our common shares traded under the symbol NPDI on the OTC Bulletin and on The Pink Sheets. The following table reflects activity in the our common stock during the periods indicated (adjusted for the effects of the subsequent 1 for 6 reverse split in June 2005:

FISCAL YEAR 2006             HIGH     LOW
First Quarter            $  0.70   $ 0.29
Second Quarter              0.48     0.15
Third Quarter               0.48     0.16
Fourth Quarter              0.45     0.22

                                  -11-
FISCAL YEAR 2005             HIGH     LOW
First Quarter            $  1.07   $ 0.45
Second Quarter              2.40     0.84
Third Quarter               1.92     0.60
Fourth Quarter              0.90     0.39

These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, as reported through CBS MarketWatch.com and may not represent actual transactions.

     As of June 30, 2006, we had 11,349,269 shares of our common stock outstanding. Our shares of common stock are held by approximately 130 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. A recent NOBO list indicated an additional 1204 beneficial shareholders in addition to those listed by the transfer agent. There were also 5 million shares of our preferred stock outstanding, which are convertible into a total of 6 million additional shares of our common stock.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2006, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:
                                  -12-

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  --------------
                                                                    Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                   units)      dollar value) of
                                                  purchased as      shares (or
                                                   part of       units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or      under the plans
   Period        purchased     share (or unit)     programs        or programs
-------------  --------------  ---------------  --------------  ----------------
April 2006            -0-              -0-             -0-                -0-
May 2006              -0-              -0-             -0-                -0-
June 2006             -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  ----------------
Total                 -0-              -0-             -0-                -0-
               ==============  ===============  ==============  ================

SHAREHOLDERS

There were approximately 130 holders of record our common stock as of June 30, 2006. An additional 1204 beneficial stockholders were disclosed in a current NOBO listing.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2006, the Company issued securities as follows:

Common shares outstanding at June 30, 2005:              10,532,633
Common shares issued on conversion of debt                  236,406
Common shares issued for consulting services                400,000
Common shares issued as incentive for debt renewals         180,000
Common shares issued in rounding for reverse split              230

Total common shares outstanding at June 30, 2006:       11,349,269

Common shares were issued on conversion of debt as follows:

 Date          Holder	      Debt	  Accrued Interest  Common shares issued
8/24/2005  Lynden Capital $  55,000     $  44,870            119,740
9/05/2005  J. Raup           50,000         8,333            116,666
Totals                    $ 105,000        53,203            236,406
                                  -13-
Common shares were issued for consulting services as follows:

  Date           Name             Value      Common shares
12/22/2005 David Weinstein      $  5,000        50,000
5/15/2006  CF Consulting, LLC     20,000       250,000
5/31/2006  Jana Corporation       10,000       100,000
Totals                          $ 35,000       400,000

Common shares were issued as incentive for debt renewals as follows:

  Date           Name             Number of shares
9/23/2005    E. Santangelo          20,000
11/14/2005   J. Arnett              25,000
1/06/20065   J. Arnett              35,000
1/18/2006    J. Raup               100,000
Totals                             180,000

All of the shares were issued in private transactions in reliance 0n
Section 4(2) of the Securities Act of 1933, and all of the certificates representing the shares bear legends restricting any transfer of the shares unless subsequently registered by the holder, or pursuant to an exemption from such registration.

TRANSFER AGENT AND REGISTRAR

Our transfer agent on June 30, 2006 was Interwest Transfer Co., Inc., P.O. Box 17136, Salt Lake City, Utah 84117.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Neptune Industries, Inc. is a public Florida corporation (OTC-NPDI) formed in May, 1998. Our mission has been to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, hatchery operations , wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending Aqua-Sphere, which provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of its publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow the Company to expand, diversify, and integrate its technology in the most efficient capacity.

The founders of the Company, Messrs. Ernest D. Papadoyianis and Xavier T.
(Sal) Cherch began designing and testing what today is known as the Aqua-Sphere


System over 9 years ago. The Aqua-Sphere System is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune itself has spent over 7 years and more than three million dollars in completing the development of the Aqua-Sphere System, perfecting production methods, performing market analyses, acquiring lease
                                   -14-
sites, and creating a cornerstone production facility through its subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron) Blue Heron operates a forty eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind flow-through environment which is virtually extinct in the U.S. today. In October, 2004, the Company completed a state of the art nursery expansion in order to increase production capacity of its sashimi quality hybrid striped bass (branded as Everglades Striped Bass)by over 25%. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the 48 acre site under production at this time, the Company has the capability of producing close to two million pounds of fish per year from this site alone when the site is fully developed.

Management focused its efforts on further research and development of the various components of the Aqua-Sphere system technology, while fine tuning production methods for use in quarry lake aqua-farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be fed at specific times of the day. This insures a more rapid growth rate, with less waste. Through the development and operation of three previous pilot farms, Neptune improved its technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market.
In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farms purchase fingerling fish, raise the product to market size(1.25 to 2+ pounds), and then harvest and distribute it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low-cost production strategy, technology, and existing distribution through independent wholesalers and distributors allow us to bring our products to market faster and cheaper than the competition.

DEVELOPMENT STRATEGY

With a strong distribution network for our fresh farm raised seafood products throughout the United States, Canada and the Caribbean, we are now focused on a three phase expansion program at our Florida City site in order to meet market demand. In addition, we have moved into the final stages of preparation for the commercial production of the Aqua-Sphere System. We also plan to integrate our operations by locating and attempting to acquire our own distribution network, as well as processing capabilities and nursery operations to raise and control our own fingerling production.

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

                                  -15-
In addition to the Florida City site, we have identified and have had preliminary discussions for lease options on a number of prime quarry lake sites in South Florida. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant in South Florida and offer tremendous opportunity for development. Quarry sites will be developed utilizing the Aqua-Sphere System technology which was designed and engineered from years of practical experience in commercial production in South Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay.

	Technology

The Aqua-Sphere System incorporates many features which make it suitable for all parts of the world. The Company continues to be deluged with inquiries. The Aqua-Sphere System is a floating, articulating, patent pending containment system which utilizes alternative energy to power many of its components. The system can be utilized as a stand alone single tank (an Aqua-Cell) in a variety of sizes or several Aqua-Cells can be interconnected into pods to create the Aqua-Sphere. In a pod configuration, each Aqua-Cell is connected to another via an underwater conveyance pipe. This allows the operator to move fish from Aqua-Cell to Aqua-Cell without removing them from the water, or handling. Therefore, an Aqua-Sphere system actually becomes a self-contained nursery and grow-out area. An automated solar powered feeding system and a revolutionary waste collection system insure rapid growth without contamination of surrounding waters. Since each Aqua-Cell has solid sides, predators cannot get in, crops cannot escape, and in the event of contamination of surrounding waters, the crops can be isolated and protected.

      Other Areas of Development

Our future development plans expand far beyond the South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise or joint venturing of our the Aqua-Sphere System technology. Whether land or lake based operations, our strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

TWELVE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 2005.

REVENUE

Revenue for the 12 months ended June 30, 2006 was $527,155 compared to $629,233 for the 12 months ended June 30, 2005. Revenue decreased in 2006 due to the impact of two Category 1 hurricanes which struck in September and October of

                                  -16-
2005 at the Blue Heron Farm. The farm?s tertiary back-up systems operated flawlessly, preventing crop loss. However, local electrical systems were disrupted for almost three weeks, preventing product shipments. Additionally the farm was forced to operate exclusively on back-up power which reduced water flow, feeding capacity, and growth rates. The daily cost in diesel fuel alone to operate all of the back-up generators, exceeded $1200 per day. The resultant loss of growth rate was a compounded issue, in that the inventory growth rate was lost for three weeks, another three weeks were needed to recover the loss, and it took a third three week period to move forward. The hurricanes set the growth and marketability of our inventory back approximately three months, which coupled with the cumulative operating costs and additional hurricane costs, resulted in over $200,000 in lost revenues. Over the last two quarters of our fiscal 2006, our quarterly revenues exceeded last year?s comparable revenues, so without the hurricanes we were on track to significantly increase revenues in 2006.

COST OF SALES

     Cost of sales was $788,764 for the twelve months ended June 30, 2006, as compared to $726,131 for the twelve months ended June 30, 2005. Cost of sales increased primarily due to increase in operating costs due to the two hurricanes. We expect cost of sales to increase during the coming twelve months due to increased sales and the requirement for additional product.

     Inventory Fluctuations

The Company?s hybrid striped bass is produced under the continuous culture rather than the batch culture production method. Continuous culture ensures that product becomes ready for market each week, as opposed to an entire crop being harvested at a single point in time. Accordingly, certain tanks are emptied monthly, and subsequently re-stocked with fingerlings (small, juvenile fish). Due to the very small size of the fingerlings (60 to 300 fish to the pound), tanks can be stocked with a significantly larger number of fish than can be grown to maturity in a similar sized tank. As the juvenile fish grow, they are dispersed to multiple tanks to grow to market size. Therefore, at certain times during the year, the inventory varies significantly depending upon the ratio of fingerlings to mature fish in stock. We carry over seven months of inventory due to the seven to ten month growth period for the fish stock and our practice of introducing new fingerlings to the production base at regular intervals, so that we are able to produce mature fish for sale every week. This results in an average inventory age of about six months.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses (G&A) were $620,794 for the twelve months ended June 30, 2006, compared to $648,454 for the twelve months ended June 30, 2005, a decrease of $27,660 or approximately 4.2 percent. The primary components of G&A during the twelve months ended June 30, 2006 were officers? salaries ($332,301), outside services (($102,921) and other operating expenses ($110,712). Outside services included consulting expenses of $98,400 and other operating expenses included expenses and commissions associated with the debenture offering of $78,000 and taxes of $15,297.


                                -17-

     We expect G&A expenses to remain substantially the same in the coming twelve months. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

NET LOSS

	Our net loss before taxes for the twelve months ending June 30, 2006 was ($1,044,421) as compared to ($819,279) for the twelve months ended June 30, 2005, an increase of $225,142 or approximately 27.5 percent.

     Negative Gross Margins

The Company currently has negative gross margins on sales due in part to a lack of sufficient infrastructure/production facilities to house sufficient inventory to accommodate the seven to ten month growth cycle for the inventory of fish on the farm. Our current fish farming operations are relatively small in scope, at approximately 230,000 lbs of production per year. The Company?s operations have experienced a higher relative cost of sales due to our inability to purchase in larger quantities, overall price increases for fingerling stock, and operational size limitations. In order for these conditions to change, our operations must capitalize on the inherent benefits of economies of scale in significant cost items such as fingerlings, feed and oxygen. Management has detailed expansion plans to add further infrastructure to the existing forty-eight acre farm site to expand our production significantly. This planned expansion depends on our ability to raise additional capital for expansion and working capital. The Company intends to undertake a private offering of additional common shares during the quarterly period ending December 31, 2005 for up to $2.5 million in additional capital, but there can be no assurance that such an offering will be made as planned or, if made, that we will be able to raise the additional working capital needed for this expansion.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve-month period ended June 30, 2006, operating expenses were $620,794 as compared to $648,454 for the same period in 2005. The decrease in operating expenses is mainly a result of decreased public relations and related expenses to expand our markets. We intend to continue to find ways to expand our business through new product development and introduction, increase capacity and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management?s point of view, there is a positive side to the operating losses. Our net loss decreased by 4.2 percent in 2006 and the loss was primarily attributable to increased expenses and reduced sales revenue as a result of the two hurricanes. Without this expenditure in 2006, we would have had a much smaller loss in 2006 than in 2005. In addition, our net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future as we become profitable.

During the twelve months ended June 30, 2006 we generated a net loss of ($1,044,421). During the twelve months ended June 30, 2006, we used cash in

                                    -18-
operating activities of ($766,123), cash provided by investing activities was ($9,577), and cash provided by financing activities was $907,634.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending June 30, 2007.

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

FORWARD LOOKING STATEMENTS

In connection with, and because we desire to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company?s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.


ITEM 7.  FINANCIAL STATEMENTS.









                                    -19-



                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS
	                     June 30, 2006 and 2005

                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES

                          C O N T E N T S
					_______

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	            F-1

FINANCIAL STATEMENTS

   Audited Consolidated Balance Sheets 	                              F-2

   Audited Consolidated Statements of Operations	                  F-4

   Audited Consolidated Statements of Cash Flows	                  F-5

   Audited Consolidated Statements of Stockholders
         Equity (Deficiency in Assets)	                              F-7

   Notes to Audited Consolidated Financial Statements	                  F-8






























                                    -20-
Dohan and Company                                    7700 North Kendall Drive
Certified Public Accountants                         Miami, Florida 33156
A Professional Association

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Neptune Industries, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Neptune Industries, Inc. and Subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders equity (deficiency in assets) for the years then ended. These consolidated financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neptune Industries, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and recurring deficiencies in working capital that raise substantial doubt about its ability to continue as a going concern. Management?s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Dohan and Company CPAs, P.A.
----------------------------------------------------

Miami, Florida
October 13, 2006                     F-1
                           NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     AUDITED CONSOLIDATED BALANCE SHEETS

                                                        June 30,
                                               2006                  2005
                                          ---------------       ---------------
ASSETS
Current Assets
  Cash						$     275,938       $      144,004
  Accounts Receivable                            68,420               67,633
  Inventory                                     498,488              407,834
  Prepaid expenses                                1,105                7,974
  Loan Receivable                                     -                5,000
  Deposit on Equipment                           16,380                9,840
  Deferred Costs                                 28,579               10,210
  Deferred tax asset less valuation
     allowance of $518,489 and $492,525               -                    -
                                         ---------------      ---------------
  Total Current Assets                          888,910              652,495
  Property and Equipment Net                    433,369              561,323
  Security Deposits                                   -                4,040
                                         ---------------      ---------------
Total Assets                              $   1,322,279       $    1,217,858
                                         ===============      ===============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)

Liabilities

Current Liabilities
  Accounts payable                        $     138,323       $      105,221
  Accrued and Other Current Liabilities         401,019              111,434
  Current Portion of Long-Term Debt-
      Related Party                                   -              100,000
  Current Portion of Long-Term Debt               2,189                6,976
  Notes Payable                                 537,500              100,000
  Notes Payable-Officers                         89,888               70,000
  Convertible Note-Related Party                      -               55,000
                                             -------------    ---------------
    Total Current Liabilities                 1,168,919              548,631

  Long-term Liabilities:

  Long-Term Debt-Related Party                        -               25,000
  Long-Term Debentures                          500,000                    -

                                            -------------      --------------
     Total Long-Term Liabilities                500,000              25,000
                                            -------------      --------------
Total Liabilities                         $   1,668,919        $     573,631
                                            -------------      --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 7 AND 8)

                                    F-2
Stockholders Equity (Deficiency in Assets)

  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized,
      5,000,000 shares issued and outstanding     5,000                5,000
  Common Stock, $.001 par value
      15,833,333 shares authorized,
      10,532,633 and 5,599,396 shares
      issued and outstanding                     11,349               10,533

  Additional Paid-In Capital                  4,433,899            4,115,367
  Accumulated Deficit                        (4,796,888)          (3,486,673)
                                            --------------      --------------
     Total Stockholders Equity
     (Deficiency in Assets)                    (346,640)             644,227
                                            --------------      --------------
Total Liabilities and Stockholders Equity
            (Deficiency in Assets)          $  1,322,279        $   1,217,858
                                            ==============      ==============






























See accompanying notes.





                                      F - 3

                            NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
               AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the years ended
                                                            June 30,
                                                       2006            2005
                                               --------------   -------------
Revenues:
  Sales                                        $      527,155   $     629,233
 Cost of Sales                                        788,765         726,131
                                               --------------   -------------
Gross Loss                                           (261,610)        (96,898)
                                               --------------   -------------
Expenses:
   Advertising and marketing                            1,506          3,184
   Automobile and truck expense                        36,325         36,479
   Depreciation                                         3,771          1,351
   Insurance                                           43,433         14,118
   Office                                               5,954         10,119
   Officers salary, related taxes and benefits        332,301        401,010
   Other operating expenses                           110,712         18,023
   Outside services                                   102,920          9,190
   Professional fees                                   30,945         23,835
   Public relations                                    15,738        111,548
   Rent                                                 4,950          5,071
   Repairs                                                259          5,261
   Utilities                                            8,219          9,265
                                               --------------  --------------
Total expenses                                        697,033        648,454
                                               --------------  --------------
Loss before interest and income taxes           $    (958,642)  $   (745,352)

Interest Expense                                       85,779         73,927
                                               --------------  --------------
Loss before income tax taxes                       (1,044,421)      (819,279)
Provision for income taxes                                  -              -
                                               --------------  --------------
Net loss                                        $  (1,044,421)  $   (819,279)
                                               ==============  ==============

Net loss per share (basic and diluted)          $       (0.10)  $      (0.12)
                                                ==============  =============

Weighted average number of common
    shares outstanding (basic and diluted)          10,888,529     7,101,901
                                                ============== ==============

   See accompanying notes



                                    F-4
                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                 AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the years ended
                                                             June 30,
                                                        2006          2005
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $(1,044,421)  $  (819,279)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       70,231        70,230
    Common stock issued for interest                         -         1,250
    Common stock exchanged for services                      -       25,727
(Increase) decrease in assets:
    Accounts receivable                                   (787)      (63,827)
    Inventory                                          (90,654)     (132,078)
    Prepaid expenses                                     6,869        (7,974)
Deposits on equipment                                   (2,500)       (9,840)
    Deferred costs                                     (18,369)      (10,210)
Increase (decrease) in liabilities:
Accounts payable                                         33,923       19,106
    Accrued and other current liabilities               279,585      253,936
                                                      -----------  ----------
  Net cash used by operating activities                (766,123)    (672,959)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                       5,000       (5,000)
Acquisition of property and equipment                   (14,577)     (73,550)
                                                       ----------  ----------
  Net cash provided (used) by investing activities       (9,577)     (78,550)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock                                    319,350      750,000
Proceeds from convertible notes                          98,183       78,500
Payments on convertible notes                           (25,000)           -
Proceeds from long-term debt-related party               89,888      100,000
Proceeds from debentures                                500,000            -
Payments on long-term debt-related party                (70,000)     (20,000)
Payments on long-term debt                               (4,787)     (50,945)
Increase in member equity                               (12,766)           -
                                                       ----------  ----------
Net Cash provided by financing activities               907,634      857,555
                                                       ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                                  131,934      106,046
Cash and equivalents-beginning                          144,004       37,958
                                                       ----------  ----------
Cash and equivalents-ending                          $  275,938   $  144,004
                                                       ==========  ==========
See accompanying notes
                                    F-5
SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                                           $    85,779   $  8,978
  Income taxes                                       $         -   $      -

In addition to amounts reflected above, common
  stock was issued for:
  Accrued compensation and interest-officers         $         -   $ 963,743
                                                      ==========   ==========


See accompanying notes.










































                                      F-6
                               NEPTUNE INDUSTRIES INC.
                                  AND SUBSIDIARIES
         AUDITED STATEMENTS OF STOCKHOLDERS?EQUITY (DEFICIENCY IN ASSETS)
                         YEARS ENDED June 30, 2006 AND 2005

                                                                         Total
                                                                                       Stockholders
                                                                                          Equity
                            Common Stock    Preferred Stock     Paid-In  Accumulated   (Deficiency)
                          Shares     Amount  Shares    Amount    Capital   Deficit       in Assets
                    ----------  -------- ------- ---------  --------- ------------    -----------
Balance, June 30,2003 4,771,960  $  4,772        -  $     -     $ 1,870,908  $ (1,889,141) (13,461)
                      ==============================================================================
Shares issued in
  connection with
  note payable           33,333       33         -        -          5,967              -     6,000
Shares issued for cash  794,103      794         -        -        379,206              -   380,000
Net loss for the
  year ended                  -        -         -        -              -       (778,253) (778,253)
                      ------------------------------------------------------------------------------
Balance, June 30,2004 5,599,396    5,599         -        -      2,256,081     (2,667,394) (405,714)

Shares issued for
  Cash                1,666,667    1,667         -        -        748,333              -   750,000
Shares issued  in
  exchange for
  services               85,756       86         -        -         25,641              -    25,727
Shares issued for
  interest expense        4,167        4         -        -          1,246              -     1,250
Shares issued in
  relation to
  convertible notes     207,064      207         -        -        128,293              -   128,500
Shares issued to
  officers for accrued
  compensation and
  interest            2,500,000    2,500 5,000,000     5,000       956,243              -   963,743
Shares issued in
  connection with
  merger                469,583      470         -         -          (470)             -         -
Net loss for the
  year ended                  -        -         -         -             -       (819,279) (819,279)
                      ------------------------------------------------------------------------------
Balance 6/30/2005    10,532,633  $10,533 5,000,000    $5,000   $ 4,115,366   $ (3,486,673)$ 644,227

Shares issued for
  conversion of
  debt                   236,406      236         -         -       117,967             -   118,222
Shares issued for
  services               400,000      400         -         -        42,600             -    43,000
Shares issued as
  Incentive              180,000      180         -         -             -             -       180
Shares issued for
  rounding on reverse        230        -         -         -             -             -         -
Net loss for the
  year ended                  -         -         -         -             -   (1,044,421)(1,044,421)
                      ------------------------------------------------------------------------------
Balance 6/30/2006     11,349,269  $11,349 5,000,000     $5,000   $ 4,275,935 $(4,531,094)$ (238,792)
                      ==============================================================================


See accompanying notes



                                   F-7
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the Company?s main activities have been devoted to raising capital; implementing its business plan; commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC; developing, testing and patenting (pending) the Aqua-Sphere and Aqua-Cell (formerly known as S.A.F.E. ) technologies; and completing the food science bio-technology research to discover a suitable protein substitute for fish meal in animal diets.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District. This site is intended to become the cornerstone of the Company?s South Florida operations with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

Merger with Move Films, Inc.

On June 9, 2005, the Company completed a statutory merger with Move Films, Inc., a Texas corporation. Move Films, Inc. was a non-trading, fully reporting public company. The surviving entity remained Neptune Industries, Inc. which assumed the obligation as a full reporting company for SEC purposes as successor to Move Films, Inc. Common shares of the Company, are listed on the OTC Bulletin Board and continue to be listed on the OTC Pink Sheets under the trading symbol NPDI. This transaction was accounted for as a reverse merger.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc. (corporate name changed from Aquaculture Specialties, Inc. in June, 2006) and Exotic Reef Technologies, Inc., and its majority owned subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). All inter-company balances and transactions have been eliminated at consolidation.









                                  F-8
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

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

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company?s financial statements compared to the tax returns.

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $3,184 and $2,234 for the years ending June 30, 2006, and 2005 respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.







                                 F-9
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At June 30, 2006, the Company had cash
on deposit exceeding the insured limit by approximately $24,143.   The Company
operates domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the Company?s customers? geographic locations.

Recently Issued Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 ?Consolidation of Variable Interest Entities? (?FIN 46?) (revised December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity?s activities or entitled to receive a majority of the entity?s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 ?Amendment of Statement 133 on Derivative Instruments and Hedging Activities? (?SFAS 149?). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 ?Accounting for Derivative Instruments and Hedging Activities?. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 ?Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity? (?SFAS 150?). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

                                 F-10
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

In November 2004, the FASB issued Statement No. 151, ?Inventory Costs?, (?SFAS?
151) to amend the guidance in Chapter 4, Inventory Pricing, of FASB
Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company?s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, ?Exchanges of Nonmonetary Assets? (?SFAS 153?), an amendment to Opinion No.29 ?Accounting for Nonmonetary Transactions?. Statement No. 153 eliminates certain differences in the Guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company?s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ?Share-Based Payments? (?SFAS No. 123R?), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

In July, 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No, 109. (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise s financial statements in accordance with FASB Statement No. 109-Accounting for Income Taxes. FIN 48 also prescribes a recognition
                                  F-11
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

The adoption of these new pronouncements is not expected to have a material effect on the Company?s financial position or results of operations, unless otherwise stated above.

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


                                   F-12
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Inventory at June 30, 2005 and 2004 consisted of the following:

2006               2005

Seafood  	    $	108,446	       $   114,307
Feed			154,344            127,002
Chemicals		 98,711		     76,283
Overhead		136,987		     90,242
                    -----------       -----------
		     $  498,488	        $  407,834

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $4,531,094 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          2006			  2005
                                    -------------      ------------
Vehicles					$	17,578       $      17,578
Computer and office equipment		       7,713		   7,713
Equipment					     629,518 	       628,018
Leasehold improvements			     139,734 	       126,657
                                    -------------      ------------
                                         794,543             779,966
Accumulated depreciation		    (361,174)	      (218,643)
                                    -------------      -------------
Property and equipment, net         $    433,369      $      561,323
                                    =============      =============
                                   F-13
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 3. 	PROPERTY AND EQUIPMENT (continued)

Total depreciation expense for the years ended June 30, 2006 and 2005, amounted to $70,231 and $70,230, respectively. Of these amounts, $66,460 and $68,879 are included in cost of sales and $3,771 and $1,351 are included in expenses for the years ended June 30, 2006 and 2005, respectively.

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                         2006		    2005
                                    ------------      ------------
Accrued payroll - officers	     $	312,947     $    72,912
Accrued interest - officers		       28,592          17,088
Accrued interest - others		       59,480          21,434
                                    ------------      ------------
                                   $     401,019      $    111,434
                                    ============      ============

NOTE 5       ACCRUED OFFICERS?COMPENSATION AND INTEREST

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

Pursuant to these employment agreements, the Company accrued a total of $271,447 and $72,912 through the years ended June 30, 2006 and 2005, respectively. Cash compensation actually paid was $88,553 and $93,186 for the years ended June 30, 2006 and 2005, respectively. During the year ended
June 30, 2005, the Board of Directors approved the issuance of convertible preferred stock for payment of accrued compensation and interest The Agreements also provide for accrued interest of ten percent (10%) per annum until the employees salary, bonuses and benefits are paid in full.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also received 100,000 (pre 1 for 6 reverse split) restricted shares of common stock for prior services due of $5,000. A new agreement was entered into with CF Consulting LLC effective March 31, 2006, under which CF Consulting will provide CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for

                                   F-14
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 5.       ACCRUED OFFICERS COMPENSATION AND INTEREST (Continued)

the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors. A total of $46,500 has been accrued as due under the agreements with CF Consulting, LLC as of June 30, 2006. The company also agreed to assume the taxes due on the shares, and accrued a total of $4,200 for that liability during the quarter ended March 31, 2006, which has been included in Accrued Payroll-Officers. The Chief Financial Officer, Robert Hipple, is also a managing director of CF Consulting.

NOTE 6.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and include repayment of principal of $35,000 and accrued interest of $9,944 each.

NOTE 7.    NOTES PAYABLE

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on October 21, 2005, with interest accrued at a rate of 10% per annum. This note included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. On October 21, 2005, this note was extended for an additional five months until March 31, 2006 with interest accrued at a rate of 10% per annum. This extension included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the extension. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April, 2006 to complete these negotiations.

                                  F-15
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 7.       NOTES PAYABLE (Continued)

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

On September 23, 2005, the Company executed a $50,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on March 23, 2006, with interest accrued at a rate of 10% per annum. This note included 25,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 20,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

On September 30, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on January 30, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date
                                    F-16
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 7.       NOTES PAYABLE (Continued)

of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

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


                                   F-17
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 7.       NOTES PAYABLE (Continued)

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

On April 5, 2006, the Company executed a $10,000 Subordinated Convertible Note payable to our to our COO, Sal Cherch, and due on the first monies received from the proceeds of the current Offering, with interest accrued at a rate of 15% per annum. The note includes 10,000 warrants. Each warrant is redeemable for one share of common stock at a price of $0.30 share for a period of three years. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

On April 20, 2006, the Company executed a $7,500 Subordinated Convertible Note payable to our to our COO, Sal Cherch, and due on the first monies received from the proceeds of the current Offering, with interest accrued at a rate of 15% per annum. The note includes 7,500 warrants. Each warrant is redeemable for one share of common stock at a price of $0.30 share for a period of three years. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

NOTE 8.     COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,500. At that time, Mr. Joubert was also promoted to Vice President of Operations.

In January, 2006, the Company entered into a financial public relations agreement with H.L. Lanzet, Inc. to provide services to the Company for a period of six months. In March 2006, the Company advised Lanzet that it was not satisfied with the services provided and that the Company was terminating the
                                   F-18
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)
NOTE 8.       COMITTMENTS (Continued)

agreement. On August 29, 2006, the Company and Lanzet entered into an agreement to resolve any claimed compensation due under the agreement by issuing warrants to purchase 300,000 shares of the Company?s common stock for a period of three years from August 29, 2006 at a warrant exercise price of $0.60 per share. One half of the warrants are immediately exercisable and the other one-half may be exercised beginning one year after the date of issue. The warrants also carry a piggy-back registration provision, in the event that the Company undertakes a registration of its common shares.

Also in March 2005, the Company retained the services of The Eversull Group, Inc., an investor relations company. The one year agreement beginning April 1, 2005, provided for payment of $2,000 per month, and 250,000 shares (41,667 shares post-reduction) of restricted common stock, valued at $12,500.
This agreement has been terminated, and an accrued amount of $18,000 as of December 31, 2005, previously included in accounts payable has been eliminated.

On March 31, 2006, the Company entered into a new consulting agreement with CF Consulting, Inc. for contractual Chief Financial Officer and corporate counsel services at an annual remuneration of $66,000 per annum in the first year and $78,000 in the second year of the contract, plus 250,000 restricted common shares, valued at $15,000.

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

                                   F-19
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

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

During the fiscal year ending June 30, 2006, the Company issued a total of 816,418 common shares, increasing the total number of common shares outstanding from 10,532,633 at June 30, 2005 to 11,349,051 at June 30,
2006. Of these additional common shares, 180,000 shares were issued as incentives for entering short-term notes, 236,406 shares were issued on the conversion of convertible notes in the amount of $100,000 plus accrued interest of $18,222, 400,000 shares were issued for services valued at $43,000, and 230 shares were issued to account for rounding off of shares in the recent reverse split.

Stock Options.

On March 31, 2006, the Board of Directors approved the grant of non-qualified stock options under the Neptune Industries, Inc. 2004 Long-Term Incentive Plan for officers, directors, employees of the Company and its subsidiary, effective July 1, 2006, as follows:

	To each independent (non-management) director:	5,000 shares for each
       full year of service at the end of each fiscal year (June 30).

	To the following officers and employees:

	Ernest Papadoyianis				        500,000 shares
	Xavier T. Cherch					        500,000 shares
	Robert Hipple (to CF Consulting)	              250,000 shares
	Michael Joubert					         15,000 shares

All of the stock options are for a period of ten years and carry an exercise price of $0.3133 per share, based on the average closing price of the Company common stock for the 20 trading days prior to March 31, 2006.

NOTE 10. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 86 percent of revenues during the period ended June 30, 2006, compared to the same two customers comprising 69 percent for the prior period ending June 30, 2005.

NOTE 11.       PRIVATE OFFERING

On April 18, 2006, the Company engaged Dawson James Securities, Inc. of Boca Raton, Florida, to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2 million. Dawson James Securities will receive a fee equal to ten percent of
                                   F-20
                  NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)

NOTE 11.          PRIVATE OFFERING (Continued)

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

Each of the Units to be offered (individually a Unit, and collectively the Units) consists of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the Company?s election. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the Average Closing Price). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the Holders of the Debentures.

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

                                  F-21
                  NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                 (AUDITED)


NOTE 11.          PRIVATE OFFERING (Continued)

Under the terms of the offering, proceeds of the sale of the debenture notes will be deposited in an escrow account at Sterling Bank, Inc. in Lantana, Florida under an escrow agreement which provides for the first release of funds when the offering minimum of $500,000 for 50 units of the offering have been subscribed, with subsequent releases on a weekly basis. On May 10, 2006, the initial release of funds was made under the terms of the escrow agreement and the Company has received $437,000 in proceeds from the offering, net of commissions and expenses, as follows:

Principal amount	Commissions	Expense allowance  Net proceeds  Warrants

  $ 500,000		  $ 50,000	  $  13,000	  	  $ 437,000     50,000

The Company has also been advised as of October, 13, 2006 that a subscription for an additional amount of $500,000 has been agreed to, and that Dawson James Securities expects to close an additional amount of up to $500,000 within the next thirty days.































                                 F-22
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

We have not changed our accountants since the preparation of our last audited financial statements for the fiscal year ended June 30, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company?s disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2006, and believe that the Company?s disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B   OTHER INFORMATION

Our Aqua Biologics, Inc. subsidiary is advancing its efforts to perfect a proprietary, high-protein nutritional component for fish and other animal diets that has broad and significant applications. In September, 2006, we filed a provisional process patent on a specialized commercial production technology for utilizing select life stages and species of insects in the production of a very high quality protein meal. ?Ento-protein? may be an ideal substitute for fish meal in a variety of applications. Cross-over markets and alternative applications also exist for mammalian and human products incorporating this protein-based nutritional component. This exciting and revolutionary procedure for producing extremely high protein diets has worldwide implications which may someday, in a modified form, be a source of supplying third world nations with a reliable food source.

Fish meal, the main protein ingredient in most commercial fish, poultry, cattle, hog, and mink diets, has become an expensive commodity. This year, prices have risen from $550/metric ton to over $1300/metric ton. The two main sources of fish meal are Peruvian anchovy meal and menhaden meal from the Gulf of Mexico, with the more expensive herring meal being a lesser used alternative. One of the key focal objectives of the aquaculture industry has been to create a ?sustainable? protein meal that could replace fish meal in whole or in part, to reduce, and eventually eliminate, the ultimate dependence upon wild caught fish for commercial aquaculture diets. Currently, 44% of all seafood consumed is farm raised. Experts agree that over the next 20 years, aquaculture will supply more than 75% of all seafood consumed. If commercial fish farming is to expand to these production levels, sustainable diets will be an absolute requirement. We anticipate conducting pilot scale operations on the process in early 2007.


                                  -21-

In August, 2006, we executed a Memorandum of Understanding with a property owner in southern Michigan for a 120 day exclusive right to purchase 37 acres including a 60,000 sq. foot building, while we complete due diligence and feasibility analysis. Prior to entering the option period, the executive officers visited the site, toured the area, and were hosted by city officials who had previously reviewed a conceptual proposal. The property is being investigated for use in coldwater production of alternative species for the Midwestern markets. The competitive advantage of establishing a facility on the site may stem from the newly constructed ethanol plant adjacent to the property which may provide warm water effluent from its facilities. This would allow year round production in an extremely cold environment. We have been utilizing the option period to speak to the state and county Economic Development Commissions, city officials, and local businesses to determine other incentives that may be available. The site is located within 45 minutes of several major markets and airports with international connections.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT

MANAGEMENT DURING Fiscal Year Ended June 30, 2006

Names                        Title or Position                         Ages

Ernest D. Papadoyianis    President, CEO and Chairman                   47
X.T. ?Sal? Cherch         COO/ Secretary/Treasurer and Director         72
Robert Hipple             Chief Financial Officer and General Counsel   61

ERNEST D. PAPADOYIANIS, CEO, PRESIDENT and CHAIRMAN

         Mr.   Papadoyianis,   age  47,  has   been   an  active  figure in
seafood/aquaculture for over twenty-two years. He has successfully implemented his production strategies in a diversity of aquaculture businesses throughout the world. He is the founder of Exotic Reef Technologies, Inc., and Marcon Development Corporation, and co-founder of
Taurus  Investments,   Ltd.  And Aquaculture Specialties,  Inc. Mr.
Papadoyianis was a former Director in S.M.A.R.T., Inc. and The Watermark Corporation. He is also a member of the Board of Directors of the Striped Bass Growers Association, where he represents that sector of the industry.

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

                                   -22-

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

         Mr. Papadoyianis has served as a production supervisor for a number Of aquaculture businesses including S.P. Engineering, Quality Pet Supply, O?Beirne Wholesale, and Aqualife Research Corporation. In this capacity, he has initiated hatchery protocol for the breeding, production and sale of over 60 species of freshwater and marine fish and shrimp. Included in these are certain food species including rainbow trout, coho salmon, tilapia, freshwater prawns, and bluegills. He also developed his own hatchery business in 1987 under Quality Pet Supply, where he supplied the bio-assay market with marine fish and shrimp for environmental testing.

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

XAVIER T. SAL CHERCH, CHIEF OPERATING OFFICER

         Mr. Cherch, age 72, has over 50 years of business experience in developing, initiating, and operating companies in a broad range of industries. Over the last eight years, he has devoted himself exclusively to the Aquaculture industry. He is the co-founder of Taurus Investments, Ltd. and Aquaculture Specialties, Inc. He has served in an executive capacity for a number of privately held and public companies including Ford Motor Company.

Mr. Cherch is the President and founder of Landa Financial Group, Inc. This investment and holding company has interests in the electronic security and access control industry including Low Voltage Systems, Inc., Holiday Springs Alarms, and Security Consultants. He is the founder of Quest International, Inc. and Meter Maid, Inc., and is the former owner of Corporate Consultants, Inc.

         Mr. Cherch has been responsible for the formation and funding of several private companies, which he brought to the public as IPOs. He founded and was CEO of National Early Warning Systems, Inc. (N.E.W.S.), OTC, National

                                   -23-
Electronics and Design, Inc., OTC, and served as an executive officer of Lancer Industries, Inc., AMEX. Mr. Cherch was instrumental in the design and patenting of several products for Lancer Industries and its subsidiary Universal Fiberglass Industries, Inc. These products were the basis upon which both companies built manufacturing and distribution networks in the United States and Europe. In addition, Mr. Cherch owns or has patents pending on several other products.

         Mr. Cherch attended Seton Hall University and Montclair State Teachers College.

ROBERT HIPPLE, CHIEF FINANCIAL OFFICER

         Robert Hipple, age 61, is an attorney, law professor and Senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ) companies. He also has extensive experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and/or federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June 2003, has been a Visiting Professor of at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company from August 1999 to April 2001.

         Mr. Hipple received a B.A. degree in Economics and Finance from Wesleyan University, a J.D. and LLM degrees from Georgetown University Law Center, and completed the MBA program in finance at Emory University School of Business.

DIRECTORS DURING FISCAL YEAR ENDED JUNE 30, 2005.

In addition to Mr. Papadoyianis and Mr. Cherch, our directors during the fiscal year ended June 30, 2006 were:

DR. GREGORY A. LEWBART, M.S., V.M.D., DIRECTOR

Dr. Lewbart, age 47, is an Assistant Professor of Aquatic Medicine at North Carolina State University, College of Veterinary Medicine, in Raleigh, N.C. He is the current Chairman of the International Association for Aquatic Animal Medicine, and the Program Chairman of the Aquatic Medicine Sections of the American Association of Zoo Veterinarians, and the North American Veterinary Conference. Dr. Lewbart has previously served as President of the University Of Pennsylvania Wildlife Service; the Philadelphia Herpetological Society; and The Massachusetts Herpetological Society.

Dr. Lewbart has been active throughout the last decade diagnosing and treating freshwater and marine tropical fish diseases. In 1988, he was employed as the corporate veterinarian of O?Beirne Tropical Fish, Inc. and Greenway Farms, Inc. where he also managed the tropical fish wholesale operations and conducted experimentation on disease prophylaxis, nutrition, shipping solutions, and

                                    -24-

parasite and disease eradication. In 1993, he began his current position at North Carolina State University where he regularly lectures throughout the United States and internationally on fish diseases and related aquatic medicine.

DON C. TEWKSBURY, DIRECTOR

Mr. Tewksbury, age 57, is the founder and President of New England Pet Centers whose subsidiaries are Debby?s Petland, a twelve store chain of full line pet stores, and Quality Pet Supply. Quality Pet Supply is a full-line pet and pet supply distributor representing over 100 manufacturers of pet supplies and a complete freshwater and saltwater fish, small animal, bird, and reptile holding and distribution center. In the winter of 1994, Mr. Tewksbury opened The Pet Club, a 36,000 square foot super store/cash and carry wholesale pet center in Massachusetts which focuses on tropical fish and supplies. This wholesale and Retail enterprise is one of the largest in the Northeast in both size and sales volume.

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

Prior to joining Florida Government Strategies in 1992, Mr. Harvey was the Planning Department Director for the South Florida Water Management District, where he was responsible for the development of local government programs to solve joint water management and land use problems through cooperative partnerships. He designed and implemented an interdisciplinary planning department to better plan for South Florida?s water future and worked closely with the District Governing Board as a senior manager. He was responsible for the daily operations of the plans to improve Biscayne Bay, Indian River Lagoon, and Lake Okeechobee. Mr. Harvey served as Executive Director in 1999 and assisted Governor Jeb Bush implement the Everglades Restoration Program and directed the Agency?s 1800 employees and 900 million dollar budget.

From 1983 to 1985, Mr. Harvey served as Deputy Executive Director for the Southwest Florida Water Management District where he directed planning,

                                  -25-
administration, and management of all facets of the District=s planning, financial budgetary, public information, land acquisition, and field operations. He managed a 16 county, 300 employee agency requiring a $30 million annual budget.

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

ITEM. 10. EXECUTIVE COMPENSATION

During the fiscal year ended June 30, 2006, Mr. Cherch and Mr. Papadoyianis were entitled to compensation in the amount of $175,000 each under the employment agreements signed by each of them with the Company effective February 1, 2000, for five year terms, which agreements have been renewed automatically for an additional five year term. A portion of the salaries due have been accrued during the fiscal year ended June 30, 2006 for future payment and the accrued portion is included in Accrued and Other Current Liabilities on our financial statements. The Company also has entered into a consulting agreement with CF Consulting, LLC to provide services as Chief Financial Officer for the Company, at a current monthly amount of $5,500, plus 250,000 shares of our restricted common stock, effective March 31, 2006. A total of $46,500 has been accrued as of June 30, 2006 under this consulting arrangement

                SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     In fiscal years ended June 30, 2006 and 2005, respectively, two of our officers were entitled to compensation in excess of $100,000, as reflected in the table below. There were no stock options, warrants or similar grants to any officer or director, made during the fiscal year ended June 30, 2006, although on March 31, 2006, the Board of Directors awarded stock options to officers and directors effective July 1, 2006. These option grants will be reflected in the financial statements of the Company for the quarter ended September 30, 2006.

     The following table provides certain summary information concerning The compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to the Company and its subsidiaries:

                                  -26-


                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP   ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS    COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)      ($)
----------------------------------------------------------------------------------------------------
Ernest Papadoyianis 2004  165,230       0          0          0            0              0     0
                    2005  180,250       0          0          0            0              0     0
                    2006  180,250       0          0          0            0              0     0

X.T. ?Sal? Cherch   2004  165,230       0          0          0            0              0     0
                    2005  180,250       0          0          0            0              0     0
                    2006  180,250       0          0          0            0              0     0

Robert Hipple <F3>  2004        0       0          0          0            0              0     0
                    2005   10,000       0          8,000      0            0              0     0
                    2006   36,500       0         15,000      0            0              0     0

<F1>   Refers to fiscal years ending June 30.
<F2>   The amounts referred to as salary reflect salaries accrued for each named officer and do not necessarily reflect amounts actually paid during the fiscal year.
<F3>   The amounts listed reflect amounts paid or due to CF Consulting, LLC for the contracted services of Mr. Hipple as CFO and General Counsel. CF Consulting also was issued 16,667 shares of restricted common stock in 2005 as part of this compensation, valued at $8,000, and 250,000 shares of restricted common stock in 2006 as part of this compensation, valued at $15,000.

During the fiscal year ended June 30, 2005, total accrued salaries and interest due to Mr. Papadoyianis and Mr. Cherch were converted into Class A and Class B preferred shares (with the exception of $80,000 due in salaries and interest), as follows:

                       Accrued Salary      Class A Preferred   Class B Preferred
                         (Amount)          (Number of Shares) (Number of Shares)
                      ----------------------------------------------------------
Ernest Papadoyianis   $     392,657			1,500,000		1,750,000
X.T. Sal Cherch	    $     392,657			1,500,000		1,750,000

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2006, based on information available to us, by (i) each person who is known by us to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with



                                  -27-
the Securities and Exchange Commission; (ii) each of our Company?s directors;
(iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

Name                              Shares of      Shares of       Percentage<F3>
                              Common Stock<F1> Preferred Stock<F2>
                          ----------------- --------------------   -------------
Ernest D. Papadoyianis (O,D)<F4>    2,089,060          750,000         29.33%
<F5>                                                 1,750,000
                                  -------------      -----------   -------------
Xavier T. Cherch (O,D)<F5> <F6>     2,079,377          750,000         29.28%
                                                      1,750,000
                                  -------------      -----------   -------------
Robert Hipple <F5><F7>                 2,179               -              -
                                  -------------      -----------   -------------

Gregory A. Lewbart (D)<F5>             12,500                -           .07%
   				          -------------      -----------   -------------
Don C. Tewksbury (D)<F5>               12,500                -           .07%
                                  --------------     -----------   -------------
James Harvey (D)<F5>                   12,500                -           .07%
                                  --------------     -----------   -------------
All officers and directors,
 as a group                         4,208,116         5,000,000        58.82%
                                  --------------     ------------   ------------

<F1>  Based upon 11,349,269 shares outstanding at June 30, 2006.
<F2>  Neptune  Industries, Inc. has two classes of  preferred  stock  issued and outstanding at June 15, 2005. The 2005 Class A Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (750,000 shares) and X.T. ?Sal? Cherch (750,000 shares) in payment and satisfaction of accrued salaries and expenses totaling $408,121 owed to them by the company. The 2005 Class A Preferred Stock is convertible into common shares on the basis of ten shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 2,500,000 shares if fully converted. The 2005 Class B Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (1,750,000 shares) and Sal Cherch (1,750,000 shares)in payment and satisfaction of accrued salaries and Expenses totaling $175,444 owed to them by the company. The 2005 Class B Preferred Stock is convertible into common shares on the basis of six shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 3,500,000 shares if fully converted.
<F3>  Based on full dilution from the effect of converting both the 2005 Class
      A Convertible Preferred Stock and the 2005 Class B Convertible Preferred Stock to common stock, and resulting in 17,349,269 fully diluted common shares outstanding.
<F4>  Mr. Papadoyianis holds 2,089,060 common shares directly and is entitled to 1,250,000 common shares on conversion of the 2005 Class A Convertible Preferred Stock and 1,750,000 common shares on the conversion of the 2005 Class B Convertible Preferred Stock, a total of 5,089,060 fully converted common shares.
                                   -28-
<F5>  The addresses for all officers and directors is care of the Company at
      21218 St. Andrews Blvd., Suite 645, Boca Raton, FL 33433.
<F6>  Mr. Cherch holds  2,079,377  common  shares  directly  and is  entitled to 1,250,000 common shares on conversion of the 2005 Class A Convertible Preferred Stock and 1,750,000 common shares on the conversion of the 2005 Class B Convertible Preferred Stock, a total of 5,079,377 fully converted common shares.
<F7>  Mr. Hipple serves as contract CFO and General Counsel of the Company, but is not an elected officer or a director of the Company. He serves under a Consulting Agreement between the Company and CF Consulting, LLC, which he also serves as Managing Director, but is not a member. Mr. Hipple owns 2,179 common shares of the Company directly. Mr. Hipple?s wife owns 16,834 Common shares purchased in the open market, CF Consulting, LLC owns 447,958 shares and iTrustFinancial, Inc. owns 16.667 shares, as to all of which Mr. Hipple disclaims beneficial interest. Mr. Hipple?s wife is the owner of all of the outstanding shares of iTrustFinancial, Inc. and is the majority (99 percent) member of CF Consulting, LLC.

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


                                  -29-


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Dohan and Company CPAs, P.A. for professional services rendered for the year ended June 30, 2006:

                      Service                              2006
    --------------------------------------------  -----------------------

Audit Fees                                    $                13,440
Audit-Related Fees                                                  -
Tax Fees                                                            -
All Other Fees                                                      -
                                                  -----------------------
Total                                         $                13,440
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

Neptune Industries, Inc.
By: /s/ Ernest Papadoyianis                    Dated: October 13, 2006
    ---------------------------
    Ernest Papadoyianis
    President and Chief Executive Officer





                                   -29-

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Ernest Papadoyianis                                     October 13, 2006
-----------------------
President and Chief Executive Officer

/s/ Robert Hipple                                           October 13, 2006
------------------
Chief Financial Officer

/s/ X. T. ?Sal? Cherch                                      October 13, 2006
--------------
Director

/s/ Don Tewksbury                                           October 13, 2006
-----------------
Director

/s/ James M. Harvey                                         October 13, 2006
-------------------
Director

/s/  Gregory A. Lewbart                                     October 13, 2006
-------------------
Director





























                                  -30-