Form 10QSB
period 2006-09-30
NEPTUNE INDUSTRIES, INC.
filed 2006-11-20
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB
(Mark one)
[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the quarterly period ended September 30, 2006

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

                       Commission File Number: 021-64091

                            NEPTUNE INDUSTRIES, INC.
            ( Exact Name of Small Business Issuer in its charter)

          Florida							 65-0838060
   (State or Jurisdiction of            (I.R.S. Employer Identification Number)
Incorporation or Organization)
                           21218 St. Andrews Boulevard
                                  Suite 645
                            Boca Raton, FL 33433
                   (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of equity, as of March 1, 2006 was:

Common Shares	                                11,349,051 shares
Class A preferred Shares	                     1,500,000 shares
Class B Preferred Shares                           3,500,000 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_




                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                       PERIOD ENDED SEPTEMBER 30, 2006
                              TABLE OF CONTENTS

PART I

Item 1.

FINANCIAL INFORMATION....................................................F-1

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 3

Item 3.
CONTROLS AND PROCEDURES................................................... 6

PART II

Item 1.

LEGAL PROCEEDINGS......................................................... 6

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............... 7

Item 3.

DEFAULTS UPON SENIOR SECURITIES........................................... 7

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 7

Item 5.
OTHER INFORMATION ........................................................ 7

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K.......................................... 7


Signatures ............................................................... 7












                                     -2-

Part I.
Item 1.  FINANCIAL INFORMATION.

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                          September 30, 2006
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash					                        $      163,567
  Accounts Receivable                                               69,958
  Inventory                                                        434,817
  Prepaid expenses                                                     553
  Deposit on Equipment                                               5,000
  Deferred Costs                                                    30,203
  Security deposits                                                 13,880
  Deferred tax asset of $530,410
     valuation allowance of $530,410                                     -
                                                              -------------
  Total Current Assets                                             717,978
Property and Equipment, net of depreciation of $373,344            416,142
                                                              -------------
Total Assets                                                 $   1,134,652
                                                              =============
LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Current Liabilities
  Accounts payable                                           $      95,713
  Accrued and Other Current Liabilities                            521,612
  Payroll liabilities                                               12,058
  Current Portion of Long-Term Debt                                  2,923
  Convertible Notes Payable                                        520,000
  Notes Payable-Officers                                            89,888
  Convertible Notes-Officers                                        17,500
                                                               ------------
    Total Current Liabilities                                    1,259,895

Long-term liabilities
  Convertible debentures                                      $    500,000
  Deferred compensation-stock options                              194,292

                                                                ------------
    Total Long-Term Liabilities                                    694,292

Total Liabilities                                                1,954,187

COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 4, 5, 7 AND 8)


                                    F-1
Stockholders' Equity
  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized
	1,500,000 Class A convertible preferred
		shares issued and outstanding                              1,500
      3,500,000 Class B Convertible preferred
            shares issued and outstanding                              3,500
Common Stock, $.001 par value 150,000,000 shares
      authorized, 11,349,051 shares issued and outstanding            11,349

  Additional Paid-In Capital                                       4,433,900
  Accumulated Deficit                                             (5,269,784)
                                                                 ------------
     Total Stockholders' Equity                                     (819,535)
                                                                 ------------
Total Liabilities and Stockholders' Equity                      $  1,134,652
                                                                 ============















See accompanying notes.






















                                      F-2
                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the three months ended
                                                           September 30,
                                                        2006           2005
                                                     -----------   ------------
Revenues:
 Sales                                              $  255,877      $  96,143
 Cost of Sales                                         332,400        152,552
                                                     ----------     ----------
Gross loss                                             (76,523)       (54,409)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -            151
   Automobile and truck expense                          6,154          8,115
   Depreciation                                            357          1,265
   Insurance                                             7,811          6,556
   Office                                                  824          1,208
   Officers salary, related taxes and benefits          79,844        114,573
   Other operating expenses                              6,403          9,774
   Outside services                                     34,909            937
   Professional fees                                     5,695         17,335
   Public relations                                     10,873          6,850
   Rent                                                      -          1,025
   Repairs                                                   -            259
   Stock Options                                       194,292              -
   Utilities                                             2,113          1,835
                                                       ---------      ---------
Total expenses from operations                         349,274        169,903
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (425,797)      (224,312)
   Interest income                                       1,785              -
 Interest Expense                                      (59,185)        (9,023)
                                                       ---------      ---------
Loss before income tax                                (483,198)      (233,335)
Provision for income taxes                                   -               -
                                                       ---------      ---------
Net loss                                            $ (483,198)     $ (233,335)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.038)     $   (0.022)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               11,349,051     10,532,633
                                                     ==========     ==========

See accompanying notes.
                                   F-3
\
                            NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the three months ended
                                                            September 30,
                                                        2006          2005
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (483,198)  $  (233,535)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       17,227         8,301
    Common stock issued for interest                         -        13,203
(Increase) decrease in assets:
    Accounts receivable                                 (1,538)       57,346
    Deferred costs                                      (1,624)

    Inventory                                           63,671       (71,557)
    Deposits                                            (2,500)       (2,500)
    Prepaid expenses                                       553             -
Increase (decrease) in liabilities:
    Accounts payable                                   (42,610)       27,434
    Accrued and other current liabilities              120,793        56,691
    Current portion of long-term debt                      734             -
    Payroll liabilities                                 12,058             -
                                                      -----------  ----------
  Net cash used by operating activities               (316,434)     (144,617)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                           -        5,000
                                                       ----------  ----------
  Net cash provided (used) by investing activities            -        5,000
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes                               -      125,000
Deferred compensation-stock options                     194,292            -
Retained earnings                                         9,770
                                                       ----------  ----------
Net Cash provided by financing activities               204,063      125,000
                                                       ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                                 (112,371)     (14,617)
Cash and equivalents-beginning                          275,938      144,004
                                                       ----------  ----------
Cash and equivalents-ending                          $  163,567   $  129,387
                                                       ==========  ==========
See accompanying notes

                                      F-4

SUPPLEMENTAL DISCLOSURES


Cash paid during the quarter for:
  Interest                                           $    59,185   $   8,978
  Income taxes                                       $         -   $       -
                                                       ==========   ==========


See accompanying notes.













































                                    F-5

                               NEPTUNE INDUSTRIES INC.
                                  AND SUBSIDIARIES
            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)
                 QUARTER ENDED SEPTEMBER 30, 2006 (Unaudited)

                                                                         Total

Stockholders

Equity
                            Common Stock    Preferred Stock     Paid-In
Accumulated   (Deficiency)
                          Shares     Amount  Shares    Amount    Capital
Deficit       in Assets
                    ----------  -------- ------- ---------  --------- ----------
--    -----------
Balance, June 30,2003 4,771,960  $  4,772        -  $     -     $ 1,870,908  $
(1,889,141) (13,461)

==============================================================================
Shares issued in
  connection with
  note payable           33,333       33         -        -          5,967
-     6,000
Shares issued for cash  794,103      794         -        -        379,206
-   380,000
Net loss for the
  year ended                  -        -         -        -              -
(778,253) (778,253)
                      ----------------------------------------------------------
--------------------
Balance, June 30,2004 5,599,396    5,599         -        -      2,256,081
(2,667,394) (405,714)

Shares issued for
  Cash                1,666,667    1,667         -        -        748,333
-   750,000
Shares issued  in
  exchange for
  services               85,756       86         -        -         25,641
-    25,727
Shares issued for
  interest expense        4,167        4         -        -          1,246
-     1,250
Shares issued in
  relation to
  convertible notes     207,064      207         -        -        128,293
-   128,500
Shares issued to
  officers for accrued
  compensation and
  interest            2,500,000    2,500 5,000,000     5,000       956,243
-   963,743
Shares issued in
  connection with
  merger                469,583      470         -         -          (470)
-         -
Net loss for the
  year ended                  -        -         -         -             -
(819,279) (819,279)
                      ----------------------------------------------------------
--------------------
Balance 6/30/2005    10,532,633  $10,533 5,000,000    $5,000   $ 4,115,367   $
(3,486,673)$ 644,227

Shares issued for
  conversion of
  debt                   236,406      236         -         -       157,967
-   158,203
Shares issued for
  services               400,000      400         -         -        42,600
-    43,000
Shares issued as
  Incentive              180,000      180         -         -             -
-       180
Shares issued for
  rounding on reverse        230        -         -         -             -
-         -
Net loss for the
  year ended                  -         -         -         -             -
(1,044,421)(1,044,421)
                      ----------------------------------------------------------
--------------------
Balance 6/30/2006     11,349,269  $11,349 5,000,000     $5,000   $ 4,433,899
$(4,786,586)$ (336,337)
Net loss for the
  Quarter ended               -         -         -         -              -
(483,198)  (483,198)
                      ----------------------------------------------------------
--------------------
Balance 9/30/2006     11,349,269  $11,349 5,000,000     $5,000   $ 4,433,899
$(5,269,784)$ (819,535)

==============================================================================

See accompanying notes
                                  F-6
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since then, the main activities of the Company have been devoted to raising capital; implementing its business plan; commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC; developing, testing and patenting (pending) the Aqua-Sphere and Aqua-Cell (formerly known as S.A.F.E. ) technologies; and completing the food science bio-technology research to discover a suitable protein substitute for fish meal in animal diets.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District. This site has become the cornerstone of the South Florida operations of the Company with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

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


                                  F-7
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowances are recognized.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the financial statements of the Company compared to the tax returns.

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $3,184 and $3,184 for the quarters ending September 30, 2006 and 2005 respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At September 30, 2006, the Company had
no cash on deposit exceeding the insured limit.   The Company operates
domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each geographic location of the customers of the Company.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs, (SFAS
151) to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted

                                  F-8
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES(continued)

material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29 Accounting for Nonmonetary Transactions. Statement No. 153 eliminates certain differences in the Guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard effective July 1. 2006 and has reported $194,292.50 in stock option compensation for stock options granted effective July 1. 2006.

In July, 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-
An Interpretation of FASB Statement No, 109. (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise s financial statements in accordance with FASB Statement No. 109-Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal

                                   F-9
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

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










                                  F-10
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Inventory at September 30, 2006 and 2005 consisted of the following:
                    2006                 2005
Seafood  	    $	 95,198	       $  108,446
Feed			129,835               154,344
Chemicals		 90,981		     98,711
Overhead		118,803		    118,490
                -----------          -----------
		    $ 434,817	        $ 479,991
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions. Management believes that all necessary adjustments have been made to the financial statements to make the financial statements accurate and in conformity with generally accepted accounting principles.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company financial position and operating results raise substantial doubt about the Company ability to continue as a going concern, as reflected by the accumulated deficit of $5,269,784 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             September 30,
                                         2006		      2005
                                    -------------      ------------
Vehicles					$	17,578       $      17,578
Computer and office equipment		       7,713		   7,713
Equipment					     629,518 	       628,018
Leasehold improvements			     139,734 	       126,657
                                    -------------      ------------
                                         794,543             779,966
Accumulated depreciation		    (373,344)	      (218,643)
                                    -------------      -------------
Property and equipment, net         $    416,142      $      561,323
                                    =============      =============
                                   F-11
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 3. 	PROPERTY AND EQUIPMENT (continued)

Total depreciation expense for the quarters ended September 30, 2006 and 2005, amounted to $17,227 and $8,301, respectively. Of these amounts, $16,870 and $7,036 are included in cost of sales and $357 and $1,265 are included in expenses for the periods ended September 30, 2006 and 2005, respectively.

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                             September 30.
                                         2006		     2005
                                      ------------      ------------
Accrued payroll - officers	     $	319,672     $   113,837
Accrued interest - officers		       43,788          19,836
Accrued interest - others		      100,352          14,452
Accrued consulting                         58,000               -
                                      ------------      ------------
                                   $      521,812     $   168,125
                                      ============      ============

NOTE 5       ACCRUED OFFICERS COMPENSATION AND INTEREST

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

Pursuant to these employment agreements, the Company accrued a total of $319,672 and $113,837 through the quarters ended September 30, 2006 and 2005, respectively. Cash compensation actually paid was $88,553 and $93,186 for the quarters ended September 30, 2006 and 2005, respectively.

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



                                   F-12
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                            (Unaudited)

NOTE 5.       ACCRUED OFFICERS COMPENSATION AND INTEREST (Continued)

the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors. A total of $58,500 has been accrued as due under the agreements with CF Consulting, LLC as of September 30, 2006. Our Chief Financial Officer, Robert Hipple, is also a managing director of CF Consulting.

NOTE 6.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each.

NOTE 7.    NOTES PAYABLE

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on October 21, 2005, with interest accrued at a rate of 10% per annum. This note included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note at a price of $0.50 per unit, each unit consisting of one share of stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. On October 21, 2005, this note was extended for an additional five months until March 31, 2006 with interest accrued at a rate of 10% per annum. This extension included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the extension. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April, 2006 to complete these negotiations.



                                  F-13

                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

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

On September 30, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on January 30, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date
                                    F-14
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

NOTE 7.       NOTES PAYABLE (Continued)

of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not been declared in default. The Company has been waiting for the results of its currently pending offering of convertible debenture note commenced in April 2006 to complete these negotiations.

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

On January 18, 2006, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on July 18, 2006, with interest accrued at a rate of 15% per annum. This note included 100,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 100,000 shares of restricted common stock. The principal and interest may be
                                   F-15
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

NOTE 7.       NOTES PAYABLE (Continued)

converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

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

In May, 2006, the Company issued a total of $500,000 in two year debenture bonds as part of the private offering of up to $2,000,000 in debentures bonds commenced in April 2006. See, Note 11, Private Offering.

NOTE 8.     COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October



                                   F-16
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

NOTE 8.       COMITTMENTS (Continued)

31, 2009, and provides for a minimum annual salary of $42,500. At that time, Mr. Joubert was also promoted to Vice President of Operations.

In January, 2006, the Company entered into a financial public relations agreement with H.L. Lanzet, Inc. to provide services to the Company for a period of six months. In March 2006, the Company advised Lanzet that it was not satisfied with the services provided and that the Company was terminating the agreement. On August 29, 2006, the Company and Lanzet entered into an agreement to resolve any claimed compensation due under the agreement by issuing warrants to purchase 300,000 shares of common stock of the Company for a period of three years from August 29, 2006 at a warrant exercise price of $0.60 per share. One half of the warrants are immediately exercisable and the other one-half may be exercised beginning one year after the date of issue. The warrants also carry a piggy-back registration provision, in the event that the Company undertakes a registration of its common shares.

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


                                   F-17
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

NOTE 9. 	STOCKHOLDERS' EQUITY (continued)

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

No common shares of the Company were issued during the quarter ended September 30, 2006.

Stock Options.

On March 31, 2006, the Board of Directors approved the grant of non-qualified stock options under the Neptune Industries, Inc. 2004 Long-Term Incentive Plan for officers, directors, employees of the Company and its subsidiary, effective July 1, 2006, as follows:

	To each independent (non-management) director:	5,000 shares for each
      full year of service at the end of each fiscal year (June 30), as follows:

      James M. Harvey                                 17,500 shares
      Don Tewksbury                                   40,000 shares
      Gregory A. Lewbart                              40,000 shares

	To the following officers and employees:

	Ernest Papadoyianis				     500,000 shares
	Xavier T. Cherch					     500,000 shares
	Robert Hipple (to CF Consulting)	           250,000 shares
	Michael Joubert					      15,000 shares
                                                     -----------
                                                   1,362,500 shares

All of the stock options are for a period of ten years and carry an exercise price of $0.3133 per share, based on the average closing price of the Company common stock for the 20 trading days prior to the grant of the option. The options became effective at July 1, 2006, at which time, the trading price of the common shares was $0.30.




                                   F-18
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

NOTE 9. 	STOCKHOLDERS' EQUITY (continued)

The Company applied the reporting requirements of SFAS No. 123, Accounting for Stock-Based Compensation using the Black-Scholes Model for valuing stock options. We applied a stock price of $0.30 per share, the market price on the date the options became effective, an option strike price of $0.3133 per share, a 10 year maturity for the options, a risk free interest rate of 5 percent, and a volatility factor of 20 percent. This resulted in a valuation for each option at $0.1426 per share, or a total value of $194,292.50 for the 1,362,500 options granted.

NOTE 10. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 86 percent of revenues during the period ended September 30, 2006, compared to the same two customers comprising 69 percent for the prior period ending September 30, 2005.

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

Each of the Units to be offered (individually a Unit, and collectively the Units) consists of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the Company election. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the Average Closing Price). The right of the Company to make any interest

                                  F-19
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005


                               (Unaudited)

NOTE 11.          PRIVATE OFFERING (Continued)

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

During the quarter ended September 30, 2006, an additional $30,000 in principal amount of the bonds was subscribed for, and the Company anticipates placing the remaining $1,470,000 in principal amount of the bonds during the quarter ended December 31, 2006.










                                    F-20
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

                                  -3-

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

	Farming Operations

We are poised to expand our facilities, diversify our production, and vertically integrate our operations. We are planning to increase capacity to produce over two million pounds of hybrid striped bass, redfish, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and then utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty eight


                                    -4-
acre fish farm facility, have created one of the premier commercial aquaculture operations on the East Coast and perhaps the U.S.

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



                                    -5-
Site preparation is fully underway with excavation, new electricity, fencing, and storage units nearing completion. The new prototype tank has been delivered, and will be assembled and launched as soon as the security fencing has been completed. Hurricane Wilma on October 24, 2005, caused significant delays in the availability of both labor and materials for all contractor jobs.

Risk Factors.

The Company has identified certain risk factors connected with its operations and an investment in the Company, which are listed in detail under Risk Factors in the Form 10-KSB filed by the Company for the fiscal year ended June 30, 2006.

Comparison of Operating Results

Gross revenues for the quarters ended September 30, 2006 and 2005 were $255,877 and $96,143, respectively, resulting from the increased capacity of the farm. Cost of sales for the same periods were $332,400 and $152,552, respectively, resulting in Gross Loss of $(76,523) and $(54,409), respectively. A major portion of the increased Gross Loss for the quarter ended September 30, 2006 resulted from reclassifying operating expenses such as depreciation and certain employee salaries to cost of goods sold. A reallocation of these same expenses to cost of salaries in the quarter ended September 30, 2005 would have resulted in a larger gross loss for the earlier quarter than for the current quarter.

Operating expenses for the quarters ended September 30, 2006 and 2005 were $154,982 and $ $215,660, respectively, before taking into account the compensation element of stock options granted in the quarter ended September 30, 2006 valued at $194,292.50, resulting in net losses of $288,906 for the quarter ended September 30, 2006 compared to $233,535 for the quarter ended September 30, 2005. Total losses for the quarter ended September 30, 2006 were $483,198.

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

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.
                                   -6-
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue any equity securities during the quarter ended September 20, 2006.

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
      Sarbanes-Oxley Act


(b)    Reports on Form 8-K

	          No reports on Form 8-K were made during the quarter ending September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 20, 2006

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director






                                   -7-