Form 10QSB/A
period 2006-09-30
NEPTUNE INDUSTRIES, INC.
filed 2007-01-05
CIK 1138659

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-QSB/A
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                       Commission File Number: 021-64091

                       NEPTUNE INDUSTRIES, INC.
            (Exact name of small business issuer in its charter)

          Florida							 65-0838060
   (State or other jurisdiction of      (IRS Employer Identification Number)
    Incorporation or Organization)
                           21218 St. Andrews Boulevard
                                  Suite 645
                            Boca Raton, FL 33433
                   (Address of principal executive offices)

                              (561)-482-6408)
                         (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:            NONE
Securities registered under Section 12(g) of the Act:        COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

                                                 [x]Yes  [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's class of common
equity, as of November 1, 2006 was                     11,349,269 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_











                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                       PERIOD ENDED SEPTEMBER 30, 2006
                              TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS.....................................................F-1

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 3

Item 3.
CONTROLS AND PROCEDURES................................................... 6

PART II OTHER INFORMATION

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

Item 3.

DEFAULTS UPON SENIOR SECURITIES........................................... 7

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 7

Item 5.
OTHER INFORMATION ........................................................ 7

Item 6.
EXHIBITS .................................................................15


Signatures ...............................................................15













                                     -2-
Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                          September 30, 2006
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash					                        $      163,567
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                       69,958
  Inventory                                                        434,817
  Prepaid expenses                                                     553
  Deposit on equipment                                               5,000
  Deferred costs                                                    30,735
  Security deposits                                                 13,880
  Deferred tax asset of $530,410
     valuation allowance of $530,410                                     -
                                                              -------------
  Total Current Assets                                             718,510
Property and equipment, net of
     Accumulated depreciation of $373,344                          416,142
                                                              -------------
Total Assets                                                 $   1,134,652
                                                              =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                                           $      95,713
  Accrued and other current liabilities                            521,812
  Payroll liabilities                                               12,058
  Current portion of long-term debt                                  2,924
  Convertible notes payable                                        520,000
  Notes payable-officers                                            89,888
  Convertible Notes-Officers                                        17,500
                                                               ------------
    Total Current Liabilities                                    1,259,895

Long-term liabilities
  Convertible debentures                                      $    500,000
  Deferred compensation-stock options                              194,292

                                                                ------------
    Total Long-Term Liabilities                                    694,292

Total Liabilities                                                1,954,187

COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 4, 5, 7 AND 8)
                                    F-1
Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized
	1,500,000 Class A convertible preferred
		shares issued and outstanding                              1,500
      3,500,000 Class B convertible preferred
            shares issued and outstanding                              3,500
Common Stock, $.001 par value 100,000,000 shares
      authorized, 11,349,269 shares issued and outstanding            11,349

  Additional paid-In capital                                       4,433,900
  Accumulated deficit                                             (5,269,784)
                                                                 ------------
     Total Deficiency in assets                                     (819,535)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  1,134,652
                                                                 ============















See accompanying notes.






















                                      F-2
                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the three months ended
                                                           September 30,
                                                        2006           2005
                                                     -----------   ------------
Revenues:
 Sales                                              $  255,877      $  96,143
 Cost of Sales                                         332,400        152,552
                                                     ----------     ----------
Gross loss                                             (76,523)       (54,409)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -            151
   Automobile and truck expense                          6,154          8,115
   Depreciation                                            357          1,265
   Insurance                                             7,811          6,556
   Office                                                  824          1,208
   Officers salary, related taxes and benefits          79,844        114,573
   Other operating expenses                              6,403          9,774
   Outside services                                     34,909            937
   Professional fees                                     5,695         17,335
   Public relations                                     10,873          6,850
   Rent                                                      -          1,025
   Repairs                                                   -            259
   Stock-based compensation                            194,292              -
   Utilities                                             2,113          1,835
                                                       ---------      ---------
Total expenses from operations                         349,275        169,903
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (425,798)      (224,512)
Interest income                                          1,785              -
Interest Expense                                       (59,185)        (9,023)
                                                       ---------      ---------
Loss before income tax                                (483,198)      (233,535)
Provision for income taxes                                   -               -
                                                       ---------      ---------
Net loss                                            $ (483,198)     $ (233,535)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.043)     $   (0.022)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               11,349,269     10,532,633
                                                     ==========     ==========

See accompanying notes.
                                   F-3

                            NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the three months ended
                                                            September 30,
                                                        2006          2005
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (483,198)  $  (233,535)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       17,227         8,301
    Common stock issued for interest                         -        13,203
    Deferred compensation-stock options                 194,292            -
(Increase) decrease in assets:
    Accounts receivable                                 (1,538)       57,346
    Deferred costs                                      (1,624)

    Inventory                                           63,670       (71,557)
    Deposits                                            (2,500)       (2,500)
    Prepaid expenses                                       553             -
Increase (decrease) in liabilities:
    Accounts payable                                   (42,610)       27,434
    Accrued and other current liabilities              120,793        56,691
    Current portion of long-term debt                      734             -
    Payroll liabilities                                 12,058             -
                                                      -----------  ----------
  Net cash used by operating activities               (122,141)    (144,617)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                           -        5,000
                                                       ----------  ----------
  Net cash provided (used) by investing activities            -        5,000
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes                               -      125,000
Other                                                     9,770            -
                                                       ----------  ----------
Net cash provided by financing activities                 9,770      125,000
                                                       ----------  ----------
Net increase (decrease) in
  cash and equivalents                                 (112,371)     (14,617)
Cash and equivalents-beginning                          275,938      144,004
                                                       ----------  ----------
Cash and equivalents-ending                          $  163,567   $  129,387
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












































                                    F-5

                               NEPTUNE INDUSTRIES INC.
                                  AND SUBSIDIARIES
            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)
                 QUARTER ENDED SEPTEMBER 30, 2006 (Unaudited)

                                                                     Total    Stockholders
                                                                                         Equity
                           Common Stock    Preferred Stock     Paid-In   Accumulated   (Deficiency)
                        Shares     Amount  Shares   Amount     Capital     Deficit      in Assets
                      ----------  -------- ------- ---------  --------- ------------    -----------
Balance, June 30,2003 4,771,960  $  4,772        -  $     -     $ 1,870,908  $(1,889,141)   (13,461)
                      ==============================================================================
Shares issued in
  connection with
  note payable           33,333       33         -        -          5,967             -      6,000
Shares issued for cash  794,103      794         -        -        379,206             -    380,000
Net loss for the
  year ended                  -        -         -        -              -       (778,253) (778,253)
                      ------------------------------------------------------------------------------
Balance, June 30,2004 5,599,396    5,599         -        -      2,256,081     (2,667,394) (405,714)

Shares issued for
  Cash                1,666,667    1,667         -        -        748,333              -   750,000
Shares issued  in
  exchange for
  services               85,756       86         -        -         25,641              -    25,727
Shares issued for
  interest expense        4,167        4         -        -          1,246              -     1,250
Shares issued in
  relation to
  convertible notes     207,064      207         -        -        128,293              -   128,500
Shares issued to
  officers for accrued
  compensation and
  interest            2,500,000    2,500 5,000,000     5,000       956,243              -   963,743
Shares issued in
  connection with
  merger                469,583      470         -         -          (470)             -         -
Net loss for the
  year ended                  -        -         -         -             -        (819,279) 819,279)
                      ------------------------------------------------------------------------------
Balance 6/30/2005    10,532,633  $10,533 5,000,000    $5,000   $ 4,115,367   $  (3,486,673)$644,227
Shares issued for
  conversion of
  debt                   236,406      236         -         -       157,967             -   158,203
Shares issued for
  services               400,000      400         -         -        42,600             -    43,000
Shares issued as
  Incentive              180,000      180         -         -             -             -       180
Shares issued for
  rounding on reverse        230        -         -         -             -             -         -
Net loss for the
  year ended                  -         -         -         -             -   (1,044,421)(1,044,421)
                      ------------------------------------------------------------------------------
Balance 6/30/2006     11,349,269  $11,349 5,000,000     $5,000   $ 4,433,899 $(4,786,586)$ (336,337)
Net loss for the
  Quarter ended               -         -         -         -              -    (483,198)  (483,198)
                      ------------------------------------------------------------------------------
Balance 9/30/2006     11,349,269  $11,349 5,000,000     $5,000   $ 4,433,899 $(5,269,784)$ (819,535)
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

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0 and $151 for the quarters ending September 30, 2006 and 2005 respectively.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29 Accounting for Nonmonetary Transactions. Statement No. 153 eliminates certain differences in the Guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the financial statements of the Company.

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










                                  F-10
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
         THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005 (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Inventory at September 30, 2006 and 2005 consisted of the following:
                    2006                 2005
Seafood  	    $	 95,198	       $  108,446
Feed			129,835               154,344
Chemicals		 90,981		     98,711
Overhead		118,803		    118,490
                -----------          -----------
		    $ 434,817	        $ 479,991
                ===========          ===========Use of Estimates

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

Property and equipment consisted of the following:
                                                     September 30,
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
NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                             September 30.
                                         2006		     2005
                                      ------------      ------------
Accrued payroll - officers	     $	319,172     $   113,837
Accrued interest - officers		       43,788          19,836
Accrued interest - others		      100,352          14,452
Accrued consulting                         58,500               -
                                      ------------      ------------
                                   $      521,812     $   168,125
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

NOTE 8.     COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October



                                   F-16
                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
           THE THREE MONTHS ENDING SEPTEMBER 30, 2006 and 2005
                              (Unaudited)

NOTE 8.       COMMITMENTS (Continued)

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

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending S.A.F.E.) technology, renamed as the Aqua-Sphere in year ended June 30, 2006, which provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

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

Other Areas of Development

Our future development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our Aqua-Sphere technology. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

In late July, 2005, we entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize Redlands 38 acre quarry lake site for testing of the Aqua-Sphere prototype. This site is close to our current
Florida City operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with it.



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

Comparison of Operating Results

Gross revenues for the quarters ended September 30, 2006 and 2005 were $255,877 and $96,143, respectively, resulting from the increased capacity of the farm. Cost of sales for the same periods were $332,400 and $152,552, resulting in gross loss of $(76,523) and $(54,409), respectively. A major portion of the increased Gross Loss for the quarter ended September 30, 2006 resulted from reclassifying operating expenses such as depreciation and certain employee salaries to cost of goods sold. A reallocation of these same expenses to cost of salaries in the quarter ended September 30, 2005 would have resulted in a larger gross loss for the earlier quarter.

Operating expenses for the quarters ended September 30, 2006 and 2005 were $154,983 and $ $215,660, respectively, before taking into account the compensation element of stock options granted in the quarter ended September 30, 2006 valued at $194,292.50, resulting in net losses of $288,906 for the quarter ended September 30, 2006 compared to $233,535 for the quarter ended September 30, 2005. Total losses for the quarter ended September 30, 2006 were $483,198.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

Amended Form 10-QSB/A

On November 20, 2006, the Company filed its Form 10-QSB for the quarter ended September 30, 2006, pursuant to an extension notice on Form 12b-25 filed on November 14, 2006. The extension of the filing date was required because the Company?s accountants, Dohan and Company, CPAs, PA, of Miami, Florida, were unable to complete their review of the Form 10-QSB in a timely manner. The Company had previously complained to Dohan & Company regarding its lack of responsiveness and lack of attention to the Company?s account, which had resulted in previous extensions and late filings by the Company, including the Form 10-KSB for the fiscal year ended June 30, 2006, which was filed on the SEC EDGAR system on October 13, 2006, the extended due date, after the 5:00 PM filing deadline, due solely to additional, non-material changes first requested by Dohan & Company late on the afternoon of October 13, 2006, after previous requests for changes, also received by the Company on October 13, 2006 had been incorporated into the final filing. The review of the Form 10-KSB and the audit of the Company?s financial statements for the fiscal year had been delayed for nearly six weeks, because the audit partner on the Company?s account had taken extended maternity leave, which was concealed from the Company despite repeated calls and e-mail communications to the audit partner, with no response. Eventually, the Company was advised that the audit partner familiar with the Company account would not be available, that the audit would be managed by a junior accountant with no experience in or knowledge of the Company account, and that an extension of the time to file the 10-KSB would be required. After repeated requests for a status report on the audit and review, the Company finally received its first communication with requested changes to the Form 10-KSB and the financial statements at the end of the first week of October, 2006. The Company made all of the requested changes and provided all of the additional information promptly, but new and different changes were requested the following week, most of which were non-material changes to grammar, punctuation, style and formatting. On October 13, 2006, the extended due date for the Form 10-KSB, the Company received additional non-material changes, which it made and returned to the auditors with the understanding that the Form 10-KSB was then ready to be filed. The Company completed the EDGAR conversion for filing and was ready to file when Dohan & Company send a new demand for additional non-material changes late on the afternoon of October 13 2006. By the time these changes were incorporated and EDGARized, the Company was unable to file the Form 10-KSB electronically by the 5:00 PM SEC cut-off. The Form 10-KSB was filed at 5:06 PM on October 13, 2006, but was reported on the SEC EDGAR web site as filed on Monday October 16, 2006, which resulted in

                                   -7-
a notice from the NASD OTC Compliance Unit that the Company was not in compliance with its timely filing obligations.

On November 20, 2006, the Company filed its Form 10-QSB on a timely basis, again pursuant to a Form 12b-25 extension request by Dohan and Company, because the auditor again was unable to complete its review on a timely basis. After completing a number of changes requested by the auditors to the Form 10-QSB, and providing extensive information and documentation which had already been reviewed and covered in Dohan and Company?s audit of the June 30, 2006 fiscal year, filed three weeks earlier, the Company on November 20, 2006, the extended due date, received one more set of requested changes, which it made and returned to the auditors for their final review, with the message that the Company intended to file this final reviewed version of the 10-QSB that day on a timely basis, unless there were still more, as yet undisclosed, changes that had not already been communicated on a timely basis. The Company then filed the Form 10-QSB as indicated on a timely basis on November 20. 2006 after receiving no further comments from the auditors. Later on November 20, 2006, after the Form 10-QSB had been filed and after the EDGAR filing deadline had passed, Dohan and Company sent an e-mail to the Company advising that it might still have further comments. Approximately two weeks later, the Company received additional suggested changes to the Form 10-QSB, none of a material nature and nearly all involving formatting (capitalizing of certain items on the cover page and revising the entries on the Table of Contents), adding of commas to certain parts of the text, suggesting style changes to certain text language, and similar items. The only numerical items involved the change of several entries by a one dollar amount to reflect rounding differences, and the change in the number of shares of common stock outstanding from 11,349,051 to 11,349,269, to reflect the issue of 218 shares as a result of rounding in the reverse split which occurred during the last fiscal year. This difference of 218 shares had been correctly reported in the Form 10-KSB for June 30, 2006, and no additional shares were issued during the quarter ended September 30, 2006, as already indicated in this report. Many of the items which Dohan and Company later suggested be changed in the Form 10-QSB had, in fact, already been changed as a result of the earlier review requests, and it appears that Dohan and Company was reviewing an earlier version of the Form 10-QSB which it had already reviewed, rather than the last reviewed version as filed.

This Form 10-QSB/A incorporates all of the new, post-filing changes suggested by Dohan and Company which had not already been included in the original filing, except for non-material changes in the wording of certain footnotes, which is neither material nor necessary. For example, Dohan and Company requested that the language in Note 1 on Page F-9 be changed from: ?We will adopt FIN 48 in the first quarter of 2007? to: ?FIN 48 will be adopted in the first quarter of 2007.? All of the requested footnote changes are of the same level of immateriality and have not been changed.

Disagreement with Auditors

As a result of the continued problems and lack of response from Dohan and Company; the constant, last minute immaterial changes demanded; the unexplained several week delay after the original filing date for this Form 10-QSB before the next set of suggested changes was sent; the continued inability of the Company to contact the audit partner on the account, despite repeated calls and e-mails; and the other concerns noted above, the Company began to consider changing auditors to an audit firm which had experienced personnel available

                                   -8-
to carry out the audit and review work on a timely and responsive basis. On December 29, 2006, the Company received a letter in the mail from Dohan and Company dated December 22, 2006, advising that Dohan and Company had ?unexpectedly? found that the Company had filed its Form 10-QSB on a timely basis on November 20, 2006 without its ?concurrence and final review?, despite the fact that Dohan and Company had been advised that the Company would be filing on November 20, 2006 on a timely basis with all of the review changes communicated by Dohan and Company as of that date. As noted, the Form 10-QSB as filed contained all of the changes requested in Dohan and Company?s review which had been communicated as of the filing date. Although there had been no conversations between Dohan and Company and the Company since the timely filing of the reviewed Form 10-QSB on November 20, 2006, and the audit partner at Dohan and Company had failed or refused to return many calls and communications from the Company after that date, the letter dated December 22, 2006 advised that Dohan and Company no longer wished to serve as the Company?s auditors and would be advising the SEC accordingly.

While the Company is quite satisfied with the termination of the relationship, which it was already in the process of doing itself, for the reasons summarized above, the termination of the audit relationship is an item required to be disclosed in a Form 8-K filing, under Item 4.01, Changes in Registrant?s Certifying Accountant, within four business days of that event. However, since the Company is disclosing the same information in this Form 10-QSB/A filed within that same period, a separate Form 8-K filing is not required to be filed to disclose the same information.

Item 4.01(a) of Form 8-K requires the Company to disclose the information required by Item 304(a)(1) and Item 304(a)(3) of Regulation S-B with regard to the change of auditor. That information follows:

Item 304(a)(1):

(i)	The former accountant, Dohan and Company, resigned as auditors for the
Company by letter dated December 22, 2006, received by mail on December 29, 2006. A copy of the letter dated December 22, 2006 is attached as Exhibit 5.1.

(ii)	The former principal auditor?s report on the financial statements for the past two fiscal years ended June 30 do not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

(iii) The decision to change auditors was not yet recommended or approved by the Board of Directors of the Company, but was an item to be included in the agenda of the next meeting, after the Annual Meeting of Shareholders.

(iv((A) There were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants? satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

(B)	The former accountant has not advised the Company that:

(1)	internal controls necessary to develop reliable financial statements did not exist, or

                        -9-
(2)	information has come to the attention of the former accountant which made the accountant unwilling to rely on management?s representations or unwilling to be associated with the financial statements prepared by management, or
(3)	the scope of the audit should be expanded significantly, or
     information has come to the accountant?s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s)subsequent to the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report, and the issue was not resolved to the accountant?s satisfaction prior to its resignation or dismissal.

(C)	There are no disagreements or events in Dohan and Company?s letter dated December 22, 2006 identified above in response to paragraph (a)(1)(iv) of
Item 304 of Regulation S-B. The areas of disagreement indicated in the letter, and the response of the Company are as follows:

1.	The Form 10-QSB for the quarter ended September 30, 2006, was filed allegedly without the former accountant?s final review and concurrence.

The former accountant fully reviewed and commented extensively on the Form 10-QSB for the indicated quarter, including numerous inquiries for documents and explanations of matters already fully reviewed and included in the audited financial statements for the fiscal year ended June 30, 2006, which was completed by the former accountants on October 13, 2006. When the Company advised the former accountants of this apparent lapse in the accountant?s internal controls and procedures, the former accountants had no explanation or response and instead insisted that the same material be provided again. The Company received three or more separate revision requests to the draft Form 10-QSB from the former accountants, all of which changes were made. The final draft of the Form 10-QSB, including the former accountant?s requested changes, was then returned to the accountants on November 20, 2006 with the advice that all of the changes requested had been made and that the Company would be filing the Form 10-QSB by 5:00 PM that day to avoid another late filing. The Form 10-QSB was then filed shortly before 5:00 PM on November 20, 2006 as advised, the Company having heard nothing further from the former accountants. After the close of the SEC EDGAR filing period, and after the filing of the Form 10-QSB containing all of the requested review changes of the former accountants, the Company received an e-mail from the junior accountant at the former accountants? office on November 20, 2006, advising that the review partner might have additional comments. No further comments or communications were received from the former accounts, despite inquiries from the Company, until December 3, 2006, when a facsimile was received with a number of additional requested changes to the Form 10-QSB, as filed. On review of these changes, it appeared that many of the newly requested changes had already been made as a result of earlier review requests, and that the remaining requested changes were largely immaterial, unnecessary and unwarranted.

When the Form 10-QSB was filed on November 20, 2006, the Company believed that all of the review changes requested by the former accountants had been made, and the accountants were aware that the Company would be filing the final version returned to the accountants on November 20, 2006, to avoid another

                                  -10-
late filing caused by the former accountants? internal control, performance and other issues. As to the claim that the Form 10-QSB was filed without their review, it should be noted that the former accountants sent an invoice along with their letter dated December 22, 2006, containing the following language:

             In connection with Form 10Q, SEC required review of quarterly report, for the period ended
             September 20, 2006.

2.	The Form 10-QSB as filed by the Company, contained ?numerous errors and deficiencies?.

The final Form 10-QSB contained no material errors or deficiencies, and included all of the changes requested by the former accountants as of the date of filing. The so-called errors and deficiencies now referred to were all issues of punctuation, grammar, rounding, and similar matters. Each of the specific errors listed in the Letter of December 22, 2006 is addressed below. The Company is not aware of any matters of disagreement other than the specific items listed in the December 22, 2006 letter and dealt with below.

a.	?The cover page has numerous minor technical errors, but more importantly, the shares are not in agreement with the financial statements and the wrong box is checked for current/late reports.?

	The alleged ?technical errors? on the cover page are immaterial, since the Form 10-QSB is merely a guide for the preparation of the report and not a blank form to be filled out. General Instruction C of Form 10-QSB. Despite this, this first line of ?errors and deficiencies? included such items as:

?Form 10-QSB? on the cover page should be ?FORM 10-QSB?.
?Mark one? on the cover page should be ?Mark One?.
?State or Jurisdiction of Incorporation or Organization? on the cover page should be ?State or other jurisdiction of incorporation or organization? ?I.R.S.? on the cover page should be ?IRS?
?issuer? on the cover page should be ?registrant?

The remainder of these ?minor technical errors? on the cover page are of similar lack of consequence and materiality.

      The shares of common stock outstanding shown on the cover page was 11,349,051 shares, while the remainder of the report and the financial statements reflected the correct number as 11,349,269, a difference of 218 shares. These 218 shares were explained in the Form 10-KSB as issued by the transfer agent as the resulting of rounding up shares as a result of the reverse split of the Company common shares in the prior fiscal year. The correct number outstanding of 11,349,269 was reported on the Form 10-KSB and the Form 10-QSB for the quarter ended September 30, 2006, as filed on November 20, 2006, reported that no shares were issued during the quarter. This minor difference of 218 shares (0.00192 percent) had not yet been corrected on the Company?s own share records maintained independently of the transfer agent, and also was not noted by the former accountant?s in their multiple reviews and comments on the Form 10-QSB, as filed on November 20, 2006. The first note of this minor difference was made on December 3, 2006, nearly two weeks after the timely filing. This minor difference is not considered material, but has been corrected on this amended report.

                                   -11-
     The wrong box is not checked on the cover page, as the Form 10-QSB was filed on a current basis on November 20, 2006, despite the former accountant?s lack of attention to the Company?s account.

b.	?The Table of Contents is incomplete.?

The Table of Contents included in the Form 10-QSB as filed was complete and accurate. However, in the additional suggested changes first sent two weeks after the Report was timely filed, the former accountants suggested that the phrase ?FINANCIAL INFORMATION? be added after PART I, presumably because the ?guide copy? of Form 10-QSB provided by the SEC does so. Similarly, the December 3, 2006 comments by the former accountants suggest that ?OTHER INFORMATION? be added after PART II, and that ?AND REPORTS ON FORM 8-K? be omitted, again presumably because the SEC guide form does so. None of these suggested changes are material, but all have been included in the Form 10-QSB/A.

c.	?The balance sheet wording and format (CAPS, etc) require additional changes.?

   The only changes to the balance sheets as reported in the Form 10-QSB as filed on November 20, 2006, suggested by the former accountants and referred to in the letter dated December 22, 2006 were not material, did not affect the accuracy of financial statements and were limited to the following:

The phrase ?FINANCIAL INFORMATION? should be added after PART I at the top of the balance sheet.

The phrase ?FINANCIAL INFORMATION? at the top of the balance sheet after Item 1 should be changed to ?FINANCIAL STATEMENTS?.

The second and later words in a descriptive line in the financial statements should not be capitalized. For example, ?Accounts Receivable? should be ?Accounts receivable??

The phrase ?less allowance for doubtful accounts of 0? should be added after ?Accounts receivable? in the balance sheet.

The word ?accumulated? should be added to ?net of depreciation? after Property and equipment on the balance sheet.

Liabilities and Stockholders? Equity on the balance sheet should be changed to ?Liabilities and Deficiency in Assets? in the three places it appears on the balance sheet.

Although these suggested changes were not included in all of the prior review changes requested by the former accountants, nor in any of the prior Forms 10-QSB or Form 10-KSB filings by the Company after review by the former accountants, and the changes are not material, these changes have been incorporated into the amended Form 10-QSB/A.

d.	?The statements of operations reports incorrect net loss per share and weighted shares, along with incorrect wording and minor mathematical error(s).

   The net loss per share reported on the Form 10-QSB as filed was $(0.038) as

                                   -12-
a result of earlier corrections by the former accountants. The correct figure is $0.043), a difference of $(0.005) per share. While not considered material, the corrected figure is included in this amended Form 10-SB/A. The number of shares outstanding also has been corrected to 11,349,269, for the reasons already noted.

   The incorrect wording change suggested was to change ?Stock Options? to ?Stock based compensation?, which has been done in this amended Form 10-QSB/A, although not material and not suggested in the review as of November 20, 2006 by the former accountants.

The only ?minor mathematical errors? on the statement of operations was the suggested change of $(425,797) to $(425,798), a number resulting from rounding.

e.	?The statement of cash flows incorrectly reports stock options as a cash item, and contains minor formatting issues?.

The ?minor formatting issues? referred to are the former accountants? suggestion that the second and later words in a descriptive line in the should not be capitalized. While not material, these changes have been incorporated into this amended Form 10-QSB/A.

The statement of cash flows correctly reflects the required adjustment for the non-cash compensation resulting from the issuance of incentive stock options by the Company, the current value of which is reflected as a current expense in the net loss for the quarter, as required. If this item were not adjusted for in the cash flow statements as the former accountants suggest, then the cash flows would be incorrect by the amount of this non-cash item.
On inquiry of the reasons for this suggestion when it was first raised by the former accountants before the timely filing of the Form 10-QSB by the Company, the former accountants were unable to provide any reasons for their erroneous suggestions, so the change was not made. This item is also included in the cash flow analysis in this amended Form 10-QSB/A, but has been moved to ?Adjustments to reconcile net loss to net cash used by operating activities?.

f.	?The footnotes contain sufficient minor formatting issues that we do not want to be associated with.?

   The nature of this alleged dispute is more than a little mystifying, and on its face, is certainly not a material item. The approximately 10 pages of footnotes included as part of the Company?s financial statements had a total of 17 suggested changes in the comments made by the former accountants on December 3, 2006, two weeks after the Form 10-QSB had been filed. Of these 17 suggested changes, three involved adding a dash (-) between associated words; ten involved the suggested additions of a period or a comma or an apostrophe; one involved double underlining of a set of final numbers; and the remainder involved suggested revisions to wording, such as changing ?We will adopt FIN 48 in the first quarter of 2007? to: ?FIN 48 will be adopted in the first quarter of 2007.? None of these suggested footnote changes are material or necessary, and none have been made in this amended Form 10-QSB/A.

g.	?Amounts included in the body of the report do not necessarily agree with amounts reported in the financial statements?.

    The sole number which the former accountants suggested were not ?not

                                  -13-
necessarily? in agreement with the financial statements was the operating expenses reported for the quarter ended September 30, 2006 under Comparison of Operating Results on page 6 of the Form 10-QSB as filed on November 20, 2006. The number reported on that Form 10-QSB was $154,982. The accountant?s comments of December 3, 2006 suggest that this number should be $154,983, a difference of $1.00, resulting from rounding. It should be noted, however, that the former accountants? suggested changes of December 3, 2006 were based on an earlier version of the final Form 10-QSB as filed, and the reported figure of $154,982 was a result of earlier changes requested by the former accountants. Apparently, they are unable to keep track of what they have already done.

h.	?We believe the report date to be incorrect.?

    The report date of the Form 10-QSB filed by the Company on November 20, 2006 was November 20, 2006, the date it was signed on behalf of the Company and the date it was filed. The date is correct.

D.	Neither the Board of Directors nor a committee of the Board of Directors has yet discussed the former accountants? letter, its contents, or their termination of the audit relationship. The letter was received on December 29, 2006 just before the New Years? holiday weekend.

E.	The Company will authorize the former accountant to respond fully to any inquiries of the Company?s new auditors, when a new auditor has been selected and approved by the Board of Directors.

Item 304(a)(2).

The Company has not yet engaged a new accountant, and will report the required information on a timely basis when it has done so.

Item 304(a)(3).

The former accountant has already provided a letter, a copy of which has been sent to the SEC by the former accountant, and is attached to this Form 10-QSB/A report as Exhibit 5.1.

Item 304(b).

The items of ?disagreements? with the former accountants, none of which are within the disagreements or events listed in paragraphs (b)(1) through (b)(3), have already been summarized and refuted above. None of these claimed disagreements are material and none have any material affect on the Company?s financial statements as reported. None of the conditions listed in paragraphs
(b)(1) through (b)(3), exist.

The former accountants also claim in their letter of December 22, 2006, that the Company had not paid certain past due balances as agreed, which is not correct. All past due balances had been paid by the Company as agreed, except for late charges which the senior partners of Dohan and Company waived completely as part of the former accountants? review.

The Company had already initiated a search for a new accountant prior to the receipt of the former accountants? letter on December 29, 2006. The Company expects to make a selection of a new accountant shortly and submit the new

                                   -14-
accountant as well as the former accountants? letter of December 22, 2006 for review and approval, and will then complete the reports required by Item 3.04 of Regulation S-B. The Company also is reviewing the possibility of filing a complaint with the Public Company Accounting Oversight Board and with the Florida CPA Board based on the lack of attention, lack of internal controls and other inappropriate conduct of the former accountants.

ITEM 6.  EXHIBITS

        (a)     Exhibits required by Item 601 of Regulation S-B

5.1	Letter from Dohan and Company dated December 22, 2006, received December
      29, 2006.
1.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
      Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act

(b)	Reports on Form 8-K


	          No reports on Form 8-K were made during the quarter ending September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 2, 2007

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director












                                   -15-