Form 10QSB
period 2006-12-31
NEPTUNE INDUSTRIES, INC.
filed 2007-02-14
CIK 1138659

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended December 31, 2006

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

                                                 [x]Yes  [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of January 15, 2007 was 11,349,269 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_











                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                       PERIOD ENDED DECEMBER 31, 2006
                              TABLE OF CONTENTS

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............... 6

Item 3.

DEFAULTS UPON SENIOR SECURITIES........................................... 7

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 7

Item 5.
OTHER INFORMATION ........................................................ 7

Item 6.
EXHIBITS ................................................................. 7


Signatures ............................................................... 7












                                     -2-
Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                          December 31, 2006
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash					                        $      238,339
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                      109,709
  Inventory                                                        377,952
  Prepaid expenses                                                   6,667
  Deposit on equipment                                              15,000
  Deferred costs                                                    30,203
  Security deposits                                                 13,880
  Deferred tax asset of $582,696
     valuation allowance of $582,696                                     -
                                                              -------------
  Total Current Assets                                             791,750
Property and equipment, net of
     accumulated depreciation of $395,335                          399,208
                                                              -------------
Total Assets                                                 $   1,190,958
                                                              =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                                           $      82,316
  Accrued and other current liabilities                            616,922
  Current portion of long-term debt                                  2,065
  Convertible notes payable                                        320,000
  Notes payable-officers                                            89,888
  Convertible notes-officers                                        17,500
                                                               ------------
    Total Current Liabilities                                    1,128,691

Long-term liabilities
  Convertible notes                                                229,213
  Convertible debentures                                           738,000
  Deferred compensation-stock options                              194,293

                                                                ------------
    Total Long-Term Liabilities                                  1,161,506

Total Liabilities                                                2,290,197

COMMITMENTS AND CONTINGENCIES
   (NOTES 2, 4, 5, 7 AND 8)
                                    F-1
Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized
	1,500,000 Class A convertible preferred
		shares issued and outstanding                              1,500
      3,500,000 Class B convertible preferred
            shares issued and outstanding                              3,500
Common Stock, $.001 par value 100,000,000 shares
      authorized, 11,349,269 shares issued and outstanding            11,349

  Additional paid-In capital                                       4,433,900
  Accumulated deficit                                             (5,549,488)
                                                                 ------------
     Total Deficiency in assets                                   (1,099,239)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  1,190,958
                                                                 ============















See accompanying notes.






















                                      F-2
                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the three months ended
                                                            December 31,
                                                        2006           2005
                                                     -----------   ------------
Revenues:
 Sales                                              $  207,835      $  74,372
 Cost of sales                                         284,376        208,160
                                                     ----------     ----------
Gross loss                                             (76,541)      (133,788)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -          1,064
   Automobile and truck expense                          4,081          8,831
   Depreciation                                             64          1,265
   Insurance                                             9,669          9,917
   Office                                                1,652          1,932
   Officers salary, related taxes and benefits          92,328         93,816
   Other operating expenses                             45,370         35,109
   Outside services                                     22,703            673
   Professional fees                                    10,651         10,180
   Public relations                                     13,500          6,577
   Rent                                                      -            511
   Utilities                                             1,981          2,574
                                                       ---------      ---------
Total expenses from operations                         201,999        171,449
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (278,540)      (305,237)
Insurance reimbursement                                 75,171             -
Other income                                                 -          4,106
Interest expense                                       (82,468)       (14,975)
                                                       ---------      ---------
Loss before income tax                                (285,837)      (316,106)
Provision for income taxes                                   -               -
                                                       ---------      ---------
Net loss                                            $ (285,837)    $ (316,106)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.025)    $   (0.030)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               11,349,269     10,532,633
                                                     ==========     ==========

See accompanying notes.
                                   F-3


                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the six months ended
                                                            December 31,
                                                        2006           2005
                                                     -----------   ------------
Revenues:
 Sales                                              $  463,712      $ 170,515
 Cost of Sales                                         616,296        360,712
                                                     ----------     ----------
Gross loss                                            (152,584)      (190,197)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -            (60)
   Automobile and truck expense                         10,238         16,946
   Depreciation                                            420          2,529
   Insurance                                            17,480         21,373
   Office                                                2,473          2,417
   Officers salary, related taxes and benefits         169,515        202,897
   Other operating expenses                             51,773         46,052
   Outside services                                     57,612          1,610
   Professional fees                                    16,346         27,536
   Public relations                                     24,373         14,702
   Rent                                                      -          1,536
   Repairs                                                   -            259
   Stock-based compensation                            194,292              -
   Utilities                                             4,094          4,410
                                                       ---------      ---------
Total expenses from operations                         548,616        342,207
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (701,200)      (532,404)
Interest income                                          1,785              -
Insurance reimbursement                                 75,171              -
Other income                                                 -          4,106
Interest expense                                      (141,653)       (22,437)
                                                       ---------      ---------
Loss before income tax                                (765,897)      (550,735)
Provision for income taxes                                   -               -
                                                       ---------      ---------
Net loss                                            $ (765,897)     $(550,735)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.067)     $  (0.053)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               11,349,269     10,355,261
                                                     ==========      ==========

See accompanying notes.              F-4
                            NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the six months ended
                                                            December 31,
                                                        2006          2005
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (765,897)  $  (550,735)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                        34,161       25,436
    Deferred compensation-stock options                 194,293            -
(Increase) decrease in assets:
    Accounts receivable                                (41,289)       37,768
    Deferred costs                                      (1,624)
    Inventory                                          120,536       (86,792)
    Deposits                                           (12,500)       (2,500)
    Prepaid expenses                                    (5,562)            -
Increase (decrease) in liabilities:
    Accounts payable                                   (56,007)      111,776
    Accrued and other current liabilities              258,290       207,750
                                                      -----------  ----------
  Net cash used by operating activities               (275,599)    (257,297)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Notes receivable                                           -        5,000
                                                       ----------  ----------
  Net cash provided by investing activities                   -        5,000
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes                         238,000      125,000
                                                       ----------  ----------
Net cash provided by financing activities               238,000      125,000
                                                       ----------  ----------
Net decrease in
  cash and equivalents                                  (37,599)    (127,297)
Cash and equivalents-beginning                          275,938      144,004
                                                       ----------  ----------
Cash and equivalents-ending                          $  238,339   $   16,707
                                                       ==========  ==========
Significant non-cash items

Conversion of notes and accrued interest to equity   $        -   $  130,585

See accompanying notes



                                    F-5

SUPPLEMENTAL DISCLOSURES


Cash paid during the quarter for:
  Interest                                           $    36,201   $  14,975
  Income taxes                                       $         -   $       -
                                                       ==========   ==========


See accompanying notes.












































                                    F-6

              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
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

Common shares of the Company are listed on the OTC Bulletin Board and continue to be listed on the OTC Pink Sheets under the trading symbol NPDI.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc. (corporate name changed from Aquaculture Specialties, Inc. in June, 2006) and Exotic Reef Technologies, Inc., and its majority owned (99+%) subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). All inter-company balances and transactions have been eliminated at consolidation.

The accompanying consolidated financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements that were included in the Form 10-KSB filed by the Company for the year ended June 30, 2006, with the Securities and Exchange Commission.

                                  F-7
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

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

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At January 15, 2007, the Company had

                                  F-8
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES (continued)

no cash on deposit exceeding the insured limit.   The Company operates
domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each geographic location of the customers of the Company.

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

Inventory at December 31, 2006 consisted of the following:

Seafood  	       $	 77,902
Feed			      122,123
Chemicals		       23,147
Overhead		      154,780
                      -----------
		        $   377,952
                                   F-9
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions. For the Company, the accounting estimates requiring the most difficult and sensitive judgments of management including inventory valuation, recognition and measurement of income tax assets and liabilities, and accounting for stock=based compensation.

Reclassifications.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $5,549,488 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Management?s plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following at December 31, 2006:

Accrued payroll - officers	              $	354,398
Accrued interest - officers		             54,269
Accrued interest - others		            139,255
Accrued consulting                               69,000
                                              ------------
                                            $   616,922
                                              ============

NOTE 4       ACCRUED OFFICERS COMPENSATION AND INTEREST

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

                                  F-10
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

NOTE 4. 	ACCRUED OFFICERS COMPENSATION AND INTEREST (continued)

proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor.

Pursuant to these employment agreements, the Company accrued a total of $354,398 through the quarter ended December 31, 2006. Cash compensation actually paid was $54,900 for the quarters ended December 31, 2006.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also received 100,000 (pre 1 for 6 reverse split) restricted shares of common stock for prior services due of $5,000. A new agreement was entered into with CF Consulting LLC effective March 31, 2006, under which CF Consulting will provide CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors. A total of $69,000 has been accrued as due under the agreements with CF Consulting, LLC as of December 31, 2006. Our Chief Financial Officer,
Robert Hipple, is also a managing director of CF Consulting.

NOTE 5.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each. A total of $6,743 in interest has been accrued on each of these notes as of December 31, 2006 and is included in accrued current liabilities.

NOTE 6.    NOTES PAYABLE

Effective October 1, 2006, the Company re-paid an existing short-term convertible bridge note in the amount of $100,000, plus accrued interest, with a new $120,400 principal amount convertible note due April 1, 2008 with an annual interest rate of 24 percent. Interest on the note is

                                   F-11

              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

NOTE 6.    NOTES PAYABLE (continued)

payable quarterly, and at the option of the Company, may be paid in common shares of the Company. The note holder also received warrants to purchase 240,800 common shares for 5 years at $0.50 per share.

Effective October 1, 2006, the Company repaid three existing short-term convertible bridge note in the amounts of $40,000, $10,000 and $50,000 plus accrued interest, with a new $108,813 principal amount convertible note due January 1, 2008 with an annual interest rate of 24 percent. Interest on the note accrues until maturity. The principal and interest on the note may be converted into common stock at any time during the note term at a price of $0.30 per share. The note holder also received warrants to purchase
108,813 common shares for 3 years at $0.50 per share, and was issued
60,000 shares of restricted common stock at the time of the loan renewal.

Effective October 1, 2006, the Company repaid an existing short-term convertible bridge note in the amount of plus accrued interest, with a new $56,250 principal amount convertible note due October 1, 2007 with an annual interest rate of 15 percent. Interest on the note accrues until maturity. The principal and interest on the note may be converted into common stock at any time during the note term at a price of $0.30 per share. The note holder also received warrants to purchase 56,250 common shares for 3 years at $0.50 per share.

In May, 2006, the Company issued a total of $500,000 in two year debenture bonds as part of the private offering of up to $2,000,000 in debentures bonds commenced in April 2006. Subsequently, the Company has issued an additional $238,000 in debenture binds under the offering, all of which was received during the quarter ended December 31, 2006. See, Note 10, Private Offering.

NOTE 7.     COMMITMENTS

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




                                  F-12
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

NOTE 8. 	STOCKHOLDERS' EQUITY

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

No common shares of the Company were issued during the quarter ended December 31, 2006.

NOTE 9. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 86 percent of revenues during the period ended December 31, 2006, compared to the same two customers comprising 69 percent for the prior period ending December 31, 2005.

NOTE 10.       PRIVATE OFFERING

On April 18, 2006, the Company engaged Dawson James Securities, Inc. of Boca Raton, Florida, to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2 million. Dawson James Securities will receive a fee equal to ten percent of the amount raised in the offering and an unaccountable expense allowance of three percent of the amount raised. In addition, Dawson James will receive warrants to acquire common shares on each closing of the sale of the Unites

                                  F-13
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE SIX MONTHS ENDING DECEMBER 31, 2006 and 2005
                            (Unaudited)

NOTE 10.       PRIVATE OFFERING (continued)

in the offering equal to twenty percent (20%) of the Units sold in the Offering. These warrants will be exercisable at any time during the five (5) years from the date of the closing at an exercise price equal to $.50 per share for the warrants based on the original sale of unit, and $.30 per share for the warrants based on conversion of the Debentures to common stock.
Each of the Units to be offered (individually a Unit, and collectively the Units) consists of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the Company election. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the Average Closing Price). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the holders of the Debentures.

The offering is being made only to accredited investors and each investor will receive a Registration Rights Agreement at closing under which the Company undertakes to file a registration statement for the conversion shares and the shares underlying the Warrants within 60 days, and to maintain the effectiveness of that registration statement thereafter. Any offer or sale of a Unit, if made, will be made only pursuant to the private offering memorandum prepared by the Company, and only to accredited investors. There can be no assurance that the offering will be successful, or that the Company will be able to raise the additional capital needed to continue and expand its operations. The Company plans to terminate the offering on February 15, 2007. The proceeds from the offering, net of commissions and expenses, as follows:

Principal amount	Commissions	Expense allowance  Net proceeds  Warrants
  $ 738,000	       $ 73,800	  $  22,140	  	  $ 664,200     73,800
                                  F-14
Item 2.	 Management Discussion and Analysis or Plan of Operation.

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

We were incorporated in the State of Florida on May 8, 1998. We operate on a June 30, fiscal year. Our common shares are traded on the Pink Sheets and on the OTC Bulletin Board under the symbol NPDI. Since our inception we have been engaged in aquaculture (fish farming) through our subsidiary, Blue Heron Aqua Farms, LLC, in Florida City, Florida and in the development of new technologies for aquaculture and related marine uses. On June 9, 2005, we merged with Move Films, Inc., a Texas corporation, with the Company as the surviving entity. As a result of that merger, we succeeded to the filing and reporting obligations of Move Films, Inc. under Section 12(g) of the Securities Exchange Act of 1934.

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending S.A.F.E.) technology, renamed as the Aqua-Sphere in year ended June 30, 2006, which provides a highly efficient, environment friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

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

On September 27, 2006, the Company filed a Provisional Process Patent on the Production and Processing of Select Insects into Protein Meal for Fish and Animal Diets. This patent and research was born out of the tremendous need for replacement of fish meal in fish and other livestock diets worldwide. Fish meal has gone up in price considerably over the last year and the wild species targeted for fish meal production are growing scarcer over time. In January, CEO, Ernest Papadoyianis, and COO, Sal Cherch, were invited to Mississippi State University to meet with members of its Entomology Department to discuss research activities for the Company. Mississippi State is a world leader in insect rearing methodology and has been instrumental in developing facilities, diets, and rearing methods for facilities worldwide. The Company anticipates commencing its first phase of research with Mississippi State in the third quarter of 2007.

Other Areas of Development

Our future development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure the hybrid striped bass hatchery operations. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our Aqua-Sphere

                                    -5-
technology. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

In late July, 2005, we entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize a 38 acre quarry lake site for testing of the Aqua-Sphere prototype. This site is close to our current operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with it.

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

Comparison of Operating Results

Gross revenues for the quarters ended December 31, 2006 and 2005 were $207,835 and $74,372, respectively, resulting from the increased capacity of the farm. Cost of sales for the same periods were $284,376 and $208,160, resulting in gross loss of $(76,541) and $(133,789), respectively.

Operating expenses for the quarters ended December 31, 2006 and 2005 were $201,999 and $171,449, resulting in net losses of $(285,837) for the quarter ended December 31, 2006 compared to $(316,106) for the quarter ended December 31, 2005. Total losses for the year to date ended December 31, 2006 were $(765,897) compared to a loss for the six months ended December 31, 2005 of $(550,735). However, the loss for the six months ended December 31, 2006 included the expense charge of $194,292 as the present value of stock options granted effective July 1, 2006, under current accounting rules.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2006 and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to

                                  -6-
the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue any equity securities during the quarter ended December 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

On December 29, 2006, the Company was notified that its former auditors, Dohan & Company of Miami, Florida, would not be continuing as the auditors for the Company. This was fully reported on the Company?s Form 10-QSB/A filed with the SEC on January 5, 2007. The Company has retained Berman, Hopkins, Wright & LaHam, CPAs, and Associates, LLP of Winter Park, Florida and Melbourne, Florida, as its new auditor. A Form 8-K reporting the retaining of the new auditors was filed with the SEC on February 6, 2007.

ITEM 6.  EXHIBITS

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

On February 6, 2007, the Company filed a report on Form 8-K disclosing that Berman, Hopkins, Wright & Laham CPAs and Associates, LLC had been retained as The independent certifying auditors for the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has

                                   -7-
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2007

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director













































                                    -8-