Form 10QSB
period 2007-03-31
NEPTUNE INDUSTRIES, INC.
filed 2007-05-15
CIK 1138659

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended March 31, 2007

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

                              (561)-482-6408)
                         (Issuers telephone number)

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

                                                 [x]Yes  [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuers common equity, as of May 1, 2007 was 12,699,269 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_












                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                         PERIOD ENDED MARCH 31, 2007
                              TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS.....................................................F-1

Item 2.


MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 3

Item 3.
CONTROLS AND PROCEDURES................................................... 6

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS......................................................... 7

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


Signatures ............................................................... 8












                                     -2-
Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                            March 31, 2007
                                                              (unaudited)
                                                            ---------------
ASSETS
Current Assets
  Cash and equivalents                                      $    1,470,681
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                       75,953
  Inventory                                                        403,932
  Prepaid expenses                                                   8,657
  Deposit on equipment                                              15,000
  Deferred costs                                                    30,203
  Security deposits                                                 17,194
  Deferred tax asset of $1,196,832
     valuation allowance of $1,196,832                                   -
                                                              -------------
  Total Current Assets                                           2,021,620
Property and equipment, net of
     accumulated depreciation of $412,897                          388,084
                                                              -------------
Total Assets                                                 $   2,409,704
                                                              =============

LIABILITIES AND DEFICIENCY IN ASSETS
Liabilities
Current Liabilities
  Accounts payable                                           $      50,595
  Accrued and other current liabilities                            733,423
  Current portion of long-term debt                                  1,490
  Convertible notes payable                                        285,000
  Notes payable-officers                                            89,888
  Convertible notes-officers                                        17,500
                                                               ------------
    Total Current Liabilities                                    1,177,896
Long-term liabilities
  Convertible notes                                                229,213
  Convertible debentures                                         2,388,000
  Deferred compensation-stock options                              194,293
                                                                ------------

    Total Long-Term Liabilities                                  2,811,506
                                                                ------------
Total Liabilities                                                3,989,402
                                                                ============
COMMITMENTS AND CONTINGENCIES                                            -

                                         F-1
Stockholders Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized
	1,500,000 Class A convertible preferred
		shares issued and outstanding                              1,500
      3,500,000 Class B convertible preferred
            shares issued and outstanding                              3,500
Common Stock, $.001 par value 100,000,000 shares
      authorized, 12,699,269 shares issued and outstanding            12,699

  Additional paid-In capital                                       4,802,450
  Accumulated deficit                                             (6,399,847)
                                                                 ------------
     Total Deficiency in assets                                   (1,579,698)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  2,409,704
                                                                 ============















See accompanying notes.






















                                      F-2

                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the three months ended
                                                             March 31,
                                                        2007           2006
                                                     -----------   ------------
Revenues:
 Sales                                              $  203,379     $  124,918
 Cost of sales                                         224,742        275,877
                                                     ----------     ----------
Gross loss                                             (21,363)      (150,959)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -             30
   Automobile and truck expense                          2,524          9,081
   Depreciation                                             64            943
   Insurance                                             2,711         13,192
   Office                                                2,104          1,811
   Officers salary, related taxes and benefits          92,364         80,525
   Other operating expenses                            225,867         20,572
   Outside services                                    401,912         33,822
   Professional fees                                     4,350            525
   Public relations                                     16,100              -
   Rent                                                      -            413
   Repairs                                                   -            393
   Utilities                                             3,343          2,029
                                                       ---------      ---------
Total expenses from operations                         751,339        163,336
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (772,702)      (314,295)
Other income                                               751              -
Interest expense                                       (81,480)       (24,536)
                                                       ---------      ---------
Loss before income tax                                (853,431)      (338,831)
Provision for income taxes                                   -               -
                                                       ---------      ---------
Net loss                                            $ (853,431)    $ (338,831)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.069)    $   (0.032)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               12,335,936     10,532,633
                                                     ==========     ==========


See accompanying notes.


                                      F-3


                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                        2007           2006
                                                     -----------   ------------

Revenues:
 Sales                                              $  671,559      $ 295,732
 Cost of Sales                                         841,038        639,707
                                                     ----------     ----------
Gross loss                                            (169,479)      (343,975)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -            (30)
   Automobile and truck expense                         12,768         26,027
   Depreciation                                            484          3,472
   Insurance                                            21,714         34,564
   Office                                                4,578          4,244
   Officers salary, related taxes and benefits         261,879        240,830
   Other operating expenses                            277,640         81,310
   Outside services                                    459,692          3,334
   Professional fees                                    20,696         28,059
   Public relations                                     40,473         14,702
   Rent                                                      -          1,949
   Repairs                                                   -            652
   Stock-based compensation                            194,292              -

   Utilities                                             7,437          6,439
                                                       ---------      ---------
Total expenses from operations                       1,301,653        445,552
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                        (1,471,132)      (789,527)
Interest income                                          2,961              -
Insurance reimbursement                                 75,171              -
Other income                                                 -          4,834
Interest expense                                      (223,148)       (48,224)
                                                       ---------      ---------
Loss before income tax                              (1,616,148)      (832,917)
Provision for income taxes                                   -               -
                                                       ---------      ---------
Net loss                                           $(1,616,148)     $(832,917)
                                                       =========      =========

Net loss per share(basic and diluted)              $    (0.138)     $  (0.080)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               11,678,158     10,355,261
                                                     ==========      ==========



See accompanying notes.              F-4
                            NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(1,616,148)  $  (832,917)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       51,095        53,162
    Deferred compensation-stock options                194,293             -
    Issue of common stock for services                 370,000        38,847
(Increase) decrease in assets:
    Accounts receivable                                 (7,533)        2,060
    Deferred costs                                      (1,624)            -
    Inventory                                           94,556)       (3,055)
    Deposits                                           (15,814)       (2,500)
    Prepaid expenses                                    (7,552)        1,922
 Increase (decrease) in liabilities:
    Accounts payable                                   (81,124)      102,630
    Accrued and other current liabilities              367,404        57,153
                                                      -----------  ----------
  Net cash used by operating activities               (652,447)    (582,698)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment                                               (5,810)     (14,577)
Notes receivable                                             -        5,000
                                                       ----------  ----------
  Net cash used by investing activities                 (5,810)      (9,577)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture bonds and notes               1,888,000     345,000
Pay-off of notes                                        (35,000)    (25,000)
Sale of common stock                                          -     146,382
                                                       ----------  ----------
Net cash provided by financing activities             1,853,000     466,382
                                                       ----------  ----------
Net increase (decrease) in
  cash and equivalents                               1,194,743     (125,893)
Cash and equivalents-beginning                         275,938      144,004
                                                       ----------  ----------
Cash and equivalents-ending                         $1,470,681   $   18,111
                                                    ============   ==========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
  Interest                                           $    44,604   $  24,536
  Income taxes                                       $         -   $       -
                                                      ==========   ==========

See accompanying notes.
                                    F-5

              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
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

                                  F-6
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

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

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The Company has not experienced any

                                  F-7
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES (continued)

losses on such accounts and does not believe it is exposed to any significant risk on cash and equivalents. The Company operates both domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each geographic location of the customers of the Company.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into account shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Inventory at March 31, 2007 consisted of the following:

Seafood  	       $	 94,083
Feed			      113,153
Chemicals		       83,049
Overhead		      113,167
Boxes                       480
                      -----------
		        $   403,932       F-8
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

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

Recent Accounting Pronouncement

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the more likely than not recognition threshold be recognized or continue to be recognized on the effective date. Initial de-recognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for the 2008 fiscal year of the Company. The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

Reclassifications.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial

                                  F-9
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

Note 2       GOING CONCERN (continued)

position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $6,399,847 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Management?s plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following at March 31, 2007:

Accrued payroll - officers	              $	387,324
Accrued interest - officers		             68,485
Accrued interest - others		            198,115
Accrued consulting                               79,500
                                              ------------
                                            $   733,424
                                              ============

NOTE 4       ACCRUED OFFICERS COMPENSATION AND INTEREST

Effective February 8, 2000, the Company entered into five-year employment Agreements (the Agreements) with two key members of management. These agreements have been renewed automatically for additional five year terms.
The Agreements also state that the two key members of management are entitled to and automatically receive a cost of living adjustment calculated in proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor. Pursuant to these employment agreements, the Company accrued a total of $387,324 through the quarter ended March 31, 2007. Cash compensation actually paid was $57,200 for the quarter ended March 31, 2007.



The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also received 100,000 (pre 1 for 6 reverse split) restricted shares of common stock for prior services due of $5,000. A new agreement was entered into with CF Consulting LLC effective March 31, 2006, under which CF Consulting will provide CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors. A total of $79,500 has been accrued as due under the agreements with CF Consulting, LLC as of March 31, 2007. Our Chief Financial Officer,
Robert Hipple, is also a managing director of CF Consulting.
                                   F-10
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

NOTE 5.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each. A total of $8,428 in interest has been accrued on each of these notes as of March 31, 2007 and is included in accrued current liabilities.

NOTE 6.    NOTES PAYABLE

On March 28, 2007, the Company paid off a convertible promissory note in the amount of $25,000 issued July 28, 2004, plus accrued interest of $6,664.
Also on March 28, 2007, the Company paid off a second convertible promissory note in the amount of $10,000 issued September 23, 2005, plus accrued interest of $1,504.

On March 28, 2007, the Company issued a total of $1,650,000 in two year debenture bonds as part of the private offering of up to $2,000,000 in debenture bonds commenced in April 2006. As a result, the total amount raised in the offering was $2,388,000. See, Note 9, Private Offering.

NOTE 7. 	STOCKHOLDERS EQUITY

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

                                  F-11
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

NOTE 7. 	STOCKHOLDERS EQUITY (continued)

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

A total of 1,450,000 common shares of the Company were issued during the quarter ended March 31, 2007 and 100,000 shares were cancelled, resulting in a net new issue of 1,350,000 common shares. This total included 1,200,000 common shares issued to Dawson James Securities under a one-year consulting agreement commencing May 1, 2006, issued at the market value of the shares on the issue dates, and 250,000 shares issued to American Capital Ventures for investor relations services, also issued at the market price. A total of $280,000 in consulting expense has been charged in the quarter as a result of the shares issued to Dawson James, and $90,000 as consulting expense for the shares issued to American Capital Ventures.

NOTE 8. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 70 percent of revenues during the period ended March 31, 2007 compared to the same two customers comprising 69 percent for the annual period ending December 31, 2006.

NOTE 9.       PRIVATE OFFERING

On April 18, 2006, the Company engaged Dawson James Securities, Inc. of Boca Raton, Florida, to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2 million. Dawson James Securities will receive a fee equal to ten percent of the amount raised in the offering and an unaccountable expense allowance of three percent of the amount raised. In addition, Dawson James will receive warrants to acquire common shares on each closing of the sale of the Unites in the offering equal to twenty percent (20%) of the Units sold in the Offering. These warrants will be exercisable at any time during the five (5) years from the date of the closing at an exercise price equal to $.50 per share for the warrants based on the original sale of unit, and $.30 per share for the warrants based on conversion of the Debentures to common stock.
Each of the Units to be offered (individually a Unit, and collectively the Units) consists of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand

                                  F-12
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING MARCH 31, 2007
                            (Unaudited)

NOTE 10.       PRIVATE OFFERING (continued)

redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the Company election. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the Average Closing Price). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the holders of the Debentures.

The proceeds from the offering, net of commissions and expenses, was as follows:

Principal amount	Commissions	Expense allowance  Net proceeds  Warrants

  $2,388,000       $238,800	  $  71,640	  	  $2,077,560    238,800

















                                F-13

Item 2.	 Management Discussion and Analysis or Plan of Operation.

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

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending S.A.F.E.) technology, renamed as the Aqua-Sphere in year ended June 30, 2006 which provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

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

Site preparation is fully underway with excavation, new electricity, fencing, and storage units nearing completed. The new prototype tank has been delivered, assembled and launched and tests of the prototype are well underway.

On September 27, 2006, the Company filed a Provisional Process Patent on the Production and Processing of Select Insects into Protein Meal for Fish and Animal Diets. This patent and research was born out of the tremendous need for replacement of fish meal in fish and other livestock diets worldwide. Fish meal has gone up in price considerably over the last year and the wild species targeted for fish meal production are growing scarcer over time. In January, CEO, Ernest Papadoyianis, and COO, Sal Cherch, were invited to Mississippi State University to meet with members of its Entomology Department to discuss research activities for the Company. Mississippi State is a world leader in insect rearing methodology and has been instrumental in developing facilities, diets, and rearing methods for facilities worldwide. The Company commenced its first phase of research and testing with Mississippi State in the third quarter of 2007, ending March 31, 2007.

                                   -5-
Acquisition Plans

Our future development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and secure a hybrid striped bass hatchery operation. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; production of hydroponic herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our Aqua-Sphere technology. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

The Company also has identified and has begun acquisition discussions with a number of acquisition candidates which will allow the Company to expand its business plan to develop an operating model which utilizes waste and by-products from one operation as fuel or feed for other parts of the business model, with the goal of minimizing or eliminating all adverse environmental impacts from the Company?s operations. These targets include hatchery operations, processing and distribution operations, larger aqua-farms, and operations in other natural and organic food products. The goal of the Company is to grow to become a manufacturer, processor and distributor of organic and natural seafood and other food and nutritional products using processes that eliminate or at least minimize any adverse effect on the environment by controlling waste and discharge from its operations.

Risk Factors.

The Company has identified certain risk factors connected with its operations and an investment in the Company, which are listed in detail under Risk Factors in the Form 10-KSB filed by the Company for the fiscal year ended June 30, 2006.

Comparison of Operating Results

Gross revenues for the quarters ended March 31, 2007 and 2006 were $203,379 and $124,918, respectively, resulting from the increased capacity of the farm. Cost of sales for the same periods were $224,742 and $275,877, resulting in gross loss of $(21,363) and $(150,959), respectively.
Operating expenses for the quarters ended March 31, 2007 and 2006 were $772,702 and $163,336, resulting in net losses of $(853,431) for the quarter ended March 31, 2007 compared to $(338,831) for the quarter ended March 31, 2006. Total losses for the year to date ended March 31, 2007 were $(1,616,148) compared to a loss for the nine months ended March 31, 2006 of $(832,917). However, the loss for the nine months ended March 31, 2006 included the one-time expense charge of $194,292 as the present value of stock options granted effective July 1, 2006, under current accounting rules, non-recurring expenses relating to the private offering of $525,528 and investor relations fees paid in stock of $80,000.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls
                                  -6-
and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2006 and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 1,450,000 common shares of the Company were issued during the quarter ended March 31, 2007. This total included 1,200,000 common shares issued to Dawson James Securities under a one-year consulting agreement commencing May 1, 2006, issued at the market value of the shares on the issue dates, and 250,000 shares issued to American Capital Ventures for investor relations services, also issued at the market price. A total of $280,000 in consulting expense has been charged in the quarter as a result of the shares issued to Dawson James, and $90,000 as consulting expense for the shares issued to American Capital Ventures.

In addition, 100,000 shares of common stock which had been issued as partial compensation under a consulting agreement with JANA Corporation were cancelled as a result of the termination of the consulting agreement.

As a result of these changes, a total of 12,699,269 common shares were outstanding at the end of the quarter ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

        (a)     Exhibits required by Item 601 of Regulation S-B

                                    -7-
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

Dated: May 14, 2007

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director























                                  -8-