Form 10KSB
period 2007-06-30
NEPTUNE INDUSTRIES, INC.
filed 2007-10-15
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the transition period from ___ to ____

                        Commission File Number: 000-32691

                        NEPTUNE INDUSTRIES, INC.
                 (Name of Small Business Issuer in its charter)

      _     Florida                            65-0838060_____________
     (State of Incorporation)        (Employer Identification Number)

      21218 St. Andrews Boulevard
              Suite 645
          Boca Raton, FL                                  33433____
  Address of principal executive offices)               (Zip Code)

                               (561)-482-6408_______
                         (Issuer?s telephone number)

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

State the issuer?s revenues for its most recent fiscal year.        $851,141

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. $1,914,349 at August 27, 2007

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to by filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.             [ ] Yes   [ }  No

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer?s classes of Common equity, as of the latest practicable date.

The outstanding shares of registrants common equity at September 15, 2007 was as follows:

       Common Stock                             19,966,199 shares.

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

Transitional Small Business Disclosure Format (check one): Yes___; No_X_










                                   FORM 10-KSB
                             YEAR ENDED JUNE 30, 2007
                                TABLE OF CONTENTS

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

BUSINESS

Neptune Industries, Inc. is a public Florida corporation (OTC-NPDI) formed in May, 1998. Our mission is to become a leading supplier of disruptive technology and sustainable products for the $265 billion seafood industry, through the development of a vertically integrated business model. Neptune Industries is bringing together companies under its leadership to pioneer technologies, eco-friendly production, food science research, nutritional advancements and more in the global seafood industry. Neptune?s business model of integration and consolidation is a unique strategy in the aquaculture and seafood industries, which has been successfully employed in other agri-businesses. By providing technology to the industry, quality products to end users, adding value, and creating an international distribution network, Neptune is a true example of diversification.

A key strategic phase of the Company?s mission involves the utilization of its publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and seafood distribution industries. The acquisition of other seafood related businesses will allow the Company to expand, diversify, and integrate its technology in the most efficient capacity. The catalyst to the Company?s business model is its leading-edge technologies which include the patent-pending Aqua-Sphere? and Aqua-Cell? seafood production (closed containment) system; the patent pending Ento-Protein? sustainable dietary protein ingredients, and numerous proprietary products and processes that we expect will be granted patents in the near future.

Since its incorporation in 1998, Neptune has funded the development of a diversity of R&D, production, and bio-technology subsidiaries which continue to expand its reputation as an industry leader in quality seafood and product innovation. Through its subsidiaries, Neptune has focused its efforts on creating efficient technologies and exploiting an abundance of unutilized water resources in Florida as well as the U.S. for production of low cost, high quality seafood. Neptune has challenged the seafood and aquaculture industries to produce sustainable, all-natural products that do not impact the environment. With sales of organic produce and foods rising by over 20 percent annually, the Company anticipates an enormous market for organic seafood and integrated hydroponic produce, once U.S. certification standards for seafood are approved. Neptune?s fish farming subsidiaries are poised to rapidly transition to organic production once the certification process is available.

The founders of the Company, Messrs. X.T. ?Sal? Cherch and Ernest D. Papadoyianis, began designing and testing what today is known as the Aqua-Sphere? System over 8 years ago. Aqua-Sphere? system is a unique, eco-friendly, floating production system designed to displace inefficient, polluting, cage/net pen systems in the worldwide marketplace. Aqua-Sphere?
is disruptive technology anticipated to have a major impact on global fish production. Mr. Papadoyianis and Mr. Cherch have granted Neptune the exclusive right to use this technology in North America and the right of first refusal to use the technology in other parts of the world. The Company filed a patent application and Patent Cooperative Treaty (PCT) in January, 2006, and obtained a patent pending status on Aqua-Sphere?. Foreign patents have also been applied for.

Blue Heron Aqua Farms, LLC ? Neptune?s fish farming subsidiary.

Blue Heron operates a spectacular 48 acre fish farm in Florida City, FL that incorporates a state-of-the-art, eco-friendly environment which is unprecedented in the U.S. today. This eco-friendly system addresses the issues currently hindering many other farms, and has played a major role in the decision of many executive chefs to serve Everglades Striped Bass? as a sustainable seafood product. The farm?s Everglades Striped Bass? has become the industry benchmark, upon which all other hybrid striped bass are measured. In spite of a difficult economic downturn, the demand for the Company?s product has continued to grow. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of its site under production at this time, the Company has the capability of producing close to 2 million lbs of fish/year from this site alone once it is fully developed. Plans are underway for a Phase 1 expansion to double current production, as well as incorporate aquaponics into the production plan to eliminate waste, and generate secondary crops of organic herbs and produce. The 4 acre North Farm site currently produces ?all-natural? hybrid striped bass, and anticipates a transition to organic once certification is available. As all other production parameters are in place, the only remaining change will involve the use of organic feed. The Company has been contacted by several large organic grocery chains to carry its product once certified. Blue Heron operates the fish farm under a management agreement with South Florida Aquaculture, Inc., which holds the lease on the 48 acre site owned by the South Florida Water Management District with a remaining term of eleven years. The management agreement also has eleven years remaining. James M. Harvey, a Director of Neptune, is President and majority shareholder of South Florida Aquaculture, Inc.

The Company is poised to expand its facilities, diversify its production, and vertically integrate its operations. Blue Heron intends to produce close to 2 million lbs of hybrid striped bass, tilapia, Nile perch and other species; operate the only hybrid striped bass nursery in South Florida; and utilize its effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of Neptune?s commercial aquaculture expertise, management and technology, teamed with the expansive 48 acre fish farm facility, has created one of the most premier commercial operations on the east coast and perhaps the U.S.

In addition to the Florida City site, the Company has secured its first 40 acre lake site and has initiated discussions for several other prime quarry lake sites in South Florida. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant in South Florida and offer tremendous opportunity for development. Quarry sites will be developed utilizing Aqua-Sphere? System technology which was designed and engineered from years of practical experience in commercial production in S. Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay for infrastructure and lease payments.

Aqua Biologics, Inc.  	A Technology Development and Utilization subsidiary

Aqua Biologics, Inc. (ABI), was established as a wholly owned subsidiary of Neptune to focus the Company?s efforts toward developing activities in the Bio-technology, Food Science, and Alternative Energy sectors. ABI?s mission is to become a global leader in innovative solution-based technologies, and the go-to Company, to provide such solutions to industry bottlenecks. ABI covets relationships with other technology companies to develop and modify their products for integration into the Seafood and Aquaculture industries. These products, as well as future developments, will also be aimed at helping the environment and providing sustainable solutions for seafood and nutritional products around the world.

The patent pending Aqua-Sphere? System is a floating, articulating, containment system which utilizes alternative energy to power many of its components. The system can be utilized as a stand alone single tank (an Aqua-Cell?) in a variety of sizes or several tanks can be interconnected into the Aqua-Sphere?. In an Aqua-Sphere? configuration, each Aqua-Cell? tank is connected to another via an underwater conveyance pipe. This allows the operator to move fish from tank to tank with out removing them from the water, or handling. Therefore, an Aqua-Sphere? system actually becomes a self-contained nursery and grow-out area. An automated solar powered feeding system and a revolutionary waste collection system insure rapid growth without contamination of surrounding waters. Since each tank has solid sides, predators cannot get in, crops cannot escape, and in the event of contamination of surrounding waters, the crops can be isolated and protected.

The Aqua-Sphere? System incorporates numerous features which make it ideal for use throughout the world in tropical and coldwater applications, in fresh or salt water. Aqua-Sphere? technology is superior to conventional net pens and cages, and provides a safer, more reliable, cost-efficient alternative. The Company has received inquiries from around the world for distributorships and joint venture opportunities, following its press release and article in Fish Farming International newspaper in 2006. It is anticipated that this technology will have a major impact on world seafood production through its ability to operate in areas that are, to date, not feasible.

ABI is in the process of developing a revolutionary dietary nutritional product for animal, and in the future, human diets. The key to the rapid and successful expansion of global seafood production is through the sustainable commercial production of a high quality dietary protein. This would eliminate the industry?s dependence upon wild fishmeal as a dietary protein. ABI has a patent-pending on its Ento-protein? process of producing and harvesting high-grade protein meal from insects for the replacement of fish meal in fish, livestock, and in the future, human diets. Through a cooperative research effort with Mississippi State University, ABI is in the process of selecting and testing various insect species for Ento-Protein?s? commercial production. MSU was the pioneer in insect rearing methodology over 30 years ago, and remains one of the few Entomology programs worldwide to specialize in insect rearing. Research efforts began in April, 2007 with the first of three R & D stages, and are anticipated to be completed by the end of 2007.

The Ento-protein? research and the Aqua-Sphere? System were presented by the officers of the Company at the Aquafeed Horizons Conference 2007 in Holland, and both technologies drew a wealth of international interest. Global aquaculture production has major bottlenecks in each of these areas. Most recently, the U.S. National Organic Standards Board recommended that US rganic certification exclude fish raised in open net pens, and with fishmeal in their diets. The government of British Columbia has also recommended that all of its salmon farms convert to closed containment systems over the next
5 years. This is merely the tip of a large iceberg within the industry. In order for the necessary growth to occur in the industry, sustainable technologies must be applied.

	Other Areas of Development

The Company?s future development plans expand far beyond its current operations.
Management has identified several acquisition candidates that would allow immediate production benefit, species diversification, and west coast market penetration. The Company also intends to diversify its operations to include shellfish, production of hydroponic herbs and vegetables; wholesale distribution; value added products; and various joint ventures with technology partners. Management was invited to visit three states to discuss developing operations and technology in those areas. The Economic Development agencies are very focused on bringing ?green? technology and agri-business to their states, and Neptune has what they are looking for. Management has been in discussions with several ethanol and bio-diesel companies about integrating fish farming and Ento-Protein production into their operations. Clearly Neptune?s integrated model is the way of the future.

In addition to the existing farm, we plan to take advantage of the massive, yet pristine, quarry lakes spread throughout Florida which will provide an ideal environment for fish production. Management has focused its efforts on further research and development of the various components of the Aqua-Sphere system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this period have been a solar powered, programmable, automated, feeding system which allows controlled amounts of feed to be distributed at specific times of the day. This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. Through Aqua Biologics, we are now operating a test farm in a quarry lake in Florida City, Florida, at which we are now growing Everglades Striped Bass in the Aqua-Sphere, collecting the fish waste from the Aqua Sphere on a continuous basis, and transferring the waste to an aerobic digestive system, which converts the waste into methane gas and a nitrogen rich solution which is then used in hydroponic farming at the site. The applications of the Aqua Sphere System now extend to an open, worldwide market. In addition, we have successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia).

Currently, we distribute our products through wholesale distributors who pick up the fresh fish at our Florida City, Florida fish farm and distribute the product nationwide. In addition, some local Florida customers pick up the product themselves at the farm site. We do not currently distribute any product ourselves, although our business plan is to expand our capabilities into both production and distribution, through growth and acquisitions.


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

We currently produce a single species, hybrid striped bass, due in part to the enormous market growth potential. Annual U.S. production of hybrid striped bass was 11,500,000 lbs in 2006, and market growth is limited only by current production capacity and methods. There are 61 farms in the US producing hybrid striped bass as per the 2006 industry census; however four large farms produce roughly 60 percent of the annual production. These producers include both pond and re-circulating farms, although the pond producers have a lower cost of production due to the extensive nature of those farms. Over the past year, several of the larger farms have begun to expand their operations, which will inevitably place more available product into the marketplace. In addition to other producers of hybrid striped bass, further competition for our products comes from wild-caught seafood. Wild striped bass, as well as species such as yellowtail snapper, grouper, halibut, flounder, and others all compete against our product at the retail level. Competition for fresh fish products is generally narrowed down to quality, price, availability, and shelf life. As a higher priced product, we have been relatively successful in the marketplace due to our excellent quality, availability and shelf-life. The seasonality of wild striped bass affects the market in the respect that seafood wholesalers that buy primarily on price tend to migrate to this product during season. We have avoided these customers and have catered to those that focus on quality, sustainability, year-round availability and freshness.

With almost 30 percent of commercial fish species threatened, and commercial harvests fairly level since the late 1980s, the future will inevitably be reliant upon controlled commercial production. In addition, increased concerns over adverse environmental impact of traditional; fish farming methods will have a major impact on the industry, one which we feel Neptune is in a unique position to meet. Recent adverse publicity for open net pen farming methods has led to a proposed ban on this method in British Columbia, Canada?s salmon farming industry, with a recommended change to closed containment systems, such as Aqua-Sphere. We recently formed Aqua-Biologics of Canada, Ltd. To explore this new opportunity and have already been in contact with salmon farming operations in British Columbia interested in a joint venture test of the Aqua Sphere for salmon production.

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

We have the exclusive rights for North America to the Aqua-Sphere system technology, as well as a right of first refusal on all other areas. On behalf of Chief Executive Officer, Ernest Papadoyianis, and Chief Operating Officer, Xavier (Sal) Cherch, we filed a provisional patent in February, 2005, and obtained a patent pending status on the Aqua-Sphere and the major component of the Aqua-Sphere system, the Aqua-Cell, formerly referred to as the Eco-tank, and we are in the process of applying for full patent status. There is no guaranty that full patent status will be granted. In addition, we filed for a trademark on the Aqua-Sphere and the Aqua-Cell names in July, 2006.

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

During the past two fiscal years, we have incurred direct costs related to our research and development activities of $35,625 and $18,369 for the years ended June 30, 2007 and 2006 respectively, most of which related to pending matters. Additional costs relating to research and development activities have not been maintained as separate items and are incorporated in our normal operating expenses. The transfer of this function to our subsidiary, Aqua Biologics, Inc. allow us to track and report these expenses in fiscal year 2007 and for later years.

Geographic Expansion

In July, 2006, we began the process of contacting various cities, counties and states which suffer from high unemployment rates. The purpose of this effort is and will be, to locate those areas and governmental agencies with economic development commissions which may be receptive to offering incentives, grants, abatements or tax relief as an inducement for Neptune to build expansion facilities and diversify its operations and product line. As we continue this effort, we will focus on sites and areas that would provide competitive advantages in terms of production, market penetration, new species/products, etc. This includes quarry lakes for the deployment of our Aqua-Sphere system.

In April, 2007, we were invited to visit state officials in Pennsylvania to discuss the potential of developing integrated ?green? agribusiness opportunities there. Our executive officers toured the area and the state capital, and were hosted by state officials in Economic Development, Technology Advancement, International Export, and Environmental Protection. The State representatives reviewed many programs available in grants, loans, tax abatements, employment incentives, and land, that could apply to such integrated aquaculture operations. A list of site requirements was developed by the executive officers for distribution by the state to over 2500 county Economic Development offices. Several potential sites have been identified, and others are anticipated in the near future. We are planning a follow-up visit to the state to visit these sites and potentially select one for development. The initial project would involve the development of integrated fish farming facilities that could utilize the waste heat from an existing adjacent business, which may include co-generation plants, energy plants, ethanol/bio-diesel plants, produce processing plants, etc.

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

Organic Seafood

Currently, there are no approved standards for organic certification of seafood production in the United States, although there are some seafood producers or distributors who claim to have ?organic? seafood. These producers or distributors either rely on a non-U.S. certification process, or purchase seafood that is said to be ?raised under organic conditions?. This often places the consumer in a position of purchasing seafood that they believe is organic, but, in fact, may not be.

In May, 2007, the National Organic Standards Group delivered its recommendations for organic standards for seafood for adoption by the U.S. Department of Agriculture, the only valid certifying body for organic products in the U.S. These proposals, which have caused considerable controversy in parts of the U.S. seafood industry, included:

-	Excluding all fish raised in open net pens (which includes almost all
Farm-raised salmon)
-	Excluding all wild caught fish
-	Excluding all carnivorous fish fed on diets containing fishmeal.

These recommendations, if finally adopted, will accelerate the demand for closed containment systems, such as the Aqua-Sphere, and will position our farms for organic certification. Our current production facilities operated by Blue Heron and Aqua Biologics currently use no antibiotics, growth hormones or similar non-organic methods, use no net pen methods, and, with the introduction of the Ento-Protein feed, our farm raised fish will be fed only with a sustainable, all natural protein source from the insect meal. The Ento-Protein product is currently in development through a cooperative research relationship with Mississippi State University?s Departments of Entomology; Fisheries & Wildlife; and Food Science.

The demand for organically produced products has skyrocketed over the last five years. National organic supermarket chains such as Whole Foods Market and Wild Oats, have become very successful focusing entirely on organic products. Even main line chains like Publix, Stop & Shop and others have jumped on the organic bandwagon and created, or significantly expanded, organic departments. Organic products often sell for 2 to 4 times a comparable non-organic product. The significantly greater retail price warrants the greater cost of production in most cases.

	Experts have predicted that the sales of all organic foods will reach $30.7 billion by 2007, growing by 21.4% annually. Organic seafood is expected to grow at a similar rate. While there are a wide variety of organically farmed seafood products available in Europe through certification by the European Union, the U.S. has lagged behind in establishing organic certification guidelines for seafood. Most organic retailers have strongly opposed labeling any wild-caught seafood products as organic due to their unknown origins and diet (Supermarket News, March, 2005).

	Although all other sources of farmed protein are abundantly produced organically to meet this rapidly expanding market, the seafood industry for the most part ha been left behind. This temporary exclusion again stems from the fact that seafood is still predominantly harvested from wild sources which are not controlled.

	The Company believes that controlled production or organic hybrid striped bass and other products will create a premium market. Management is desirous of producing organic products at certain sites once U.S. guidelines are in place.

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

Our Blue Heron subsidiary also maintains a water use permit for 47,000,000 gallons per day, held under the name of South Florida Aquaculture, Inc. Currently, we use less than 50 percent of our allowance; however future plans are for massive expansion into other areas of our site, which will inevitably utilize most if not all of this permitted amount. There can be no assurance that we will be able to maintain this permit in the future. This permit is currently up for renewal. Blue Heron has retained the services of MacVicar, Federico & Lamb, Inc., a water resource and environmental consulting firm, to complete the permit renewal.

We do not separately account for costs directly related to compliance with environmental regulations, since these costs are inherent in our methods of operations and are included in our normal operating costs. We do, however, incur separate charges for environmental insurance, and incurred $1,003 and $863 in premiums for the years ended June 30, 2007 and 2006, respectively.

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

Capital Needs

	In order to carry out our business plan, we engaged Dawson James Securities, Inc. of Boca Raton, Florida, on April 18, 2006 to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2 million. We completed this offering in March, 2007, raising a total of $2,713,000 in the offering, which was over-subscribed.

       Dawson James Securities received a fee equal to ten percent of the amount raised in the offering and an unaccountable expense allowance of three percent of the amount raised. In addition, Dawson James received warrants to acquire common shares on each closing of the sale of the Units in the offering equal to twenty percent (20%) of the Units sold in the Offering. These warrants will be exercisable at any time during the five (5) years from the date of the closing at an exercise price equal to $.50 per share for the warrants based on the original sale of units, and $.30 per share for the warrants based on conversion of the Debentures to common stock.
Each of the units offered (individually a Unit, and collectively the Units) consisted of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the election of the Company. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the
Average Closing Price). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the Holders of the Debentures.

During June, 2007, we paid the first four quarterly accrued interest payments due on these Debentures, issuing a total of 801,874 shares of common stock in payment for accrued interest of $305,642.

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

EMPLOYEES

As of June 30, 2007, we had two employees in the Company, and an additional five employees in Blue Heron.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not maintain separate offices, and our current address is only a mail box address used for that purpose. Our officers currently work from home offices in order to conserve capital and do not charge us for such use.

Our subsidiary, Blue Heron, operates a fish farm under a management agreement with South Florida Aquaculture, Inc., which holds a lease on a forty eight acre parcel of land owned by the South Florida Water Management District with a remaining term of nine years. The management agreement also has nine years remaining. Our Director, James M. Harvey, is President and majority shareholder of South Florida Aquaculture, Inc. Aqua Biologics leases part of a quarry lake in Florida City, Florida for operation of the Aqua-Sphere test facility, on a two year lease arrangement.

Our subsidiary Aqua Biologics, Inc. operates a test facility for the Aqua-Sphere System at a quarry lake in Florida City, Florida on a two year lease at a monthly rent of $ 1,000.

ITEM 3. LEGAL PROCEEDINGS.

We are not a named defendant in any pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of securities holders of the Company during the Fourth Quarter of the fiscal year ended June 30, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of June 30, 2007, our common shares traded under the symbol NPDI on the OTC Bulletin and on The Pink Sheets. Activity in our common stock is reflected
In the following table:

FISCAL YEAR 2007             HIGH     LOW
First Quarter            $  0.40   $ 0.21
Second Quarter              0.39     0.15
Third Quarter               0.43     0.13
Fourth Quarter              0.64     0.35


FISCAL YEAR 2006             HIGH     LOW
First Quarter            $  0.70   $ 0.29
Second Quarter              0.48     0.15
Third Quarter               0.48     0.16
Fourth Quarter              0.45     0.22

These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, as reported through CBS MarketWatch.com and may not represent actual transactions.

     As of June 30, 2007, we had 19,966,199 shares of our common stock outstanding. This includes 6 million shares of common stock issued on the conversion of 5 million shares of Class A Convertible Preferred Stock which had been outstanding. Our shares of common stock are held by approximately 163 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. A recent NOBO list indicated an additional 1,051 beneficial shareholders in addition to those listed by the transfer agent.

There were also 5 million shares of our preferred stock outstanding, which are convertible into a total of 6 million additional shares of our common stock.

SECTION 15(g)OF THE EXCHANGE ACT

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2006, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
               --------------  ---------------  --------------  --------------
                                                                    Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                   units)      dollar value) of
                                                  purchased as      shares (or
                                                   part of      units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or     under the plans
   Period        purchased     share (or unit)     programs        or programs
-------------  --------------  ---------------  --------------  ---------------
April 2007            -0-              -0-             -0-                -0-
May 2007              -0-              -0-             -0-                -0-
June 2007             -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  ---------------
Total                 -0-              -0-             -0-                -0-
               ==============  ===============  ==============  ===============

SHAREHOLDERS

There were approximately 163 holders of record our common stock as of June 30, 2007. An additional 1,051 beneficial stockholders were disclosed in a current NOBO listing.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings.


RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2007, the Company issued securities as follows:

Common shares outstanding at June 30, 2006:              11,349,269
Common shares issued as payment of interest                 870,680
Common shares issued for consulting services              1,600,000
Common shares issued as incentive for debt renewals         146,250
Common shares issued on conversion of preferred           6,000,000
                                                         ------------
Total common shares outstanding at June 30, 2007:        19,966,199

Common shares were issued for consulting services as follows:

  Date           Name                    Value      Common shares
1/9/2007   Dawson James Securities     $ 200,000        1,000,000
3/6/2007   American Capital Ventures      90,000          250,000
3/29/2007  Dawson James Securities        80,000          200,000
5/21/2007  American Capital Ventures      90,000          250,000
Less shares cancelled:
6/8/2007   Jana Corporation              (10,000)        (100,000)
                                        ----------      -----------
Totals                                  $ 450,000       1,600,000

Common shares were issued as incentive for debt renewals as follows:

  Date           Name             Number of shares
5/21/2007    R. Palmiotto           86,250
6/8/2007     J. Arnett              60,000
                                  ----------
Totals                             146,250

Common shares were issued as payment of interest as follows:

					       Accrued Interest     Shares
Convertible debenture holders            $ 305,642        801,873
Stepping Stones Partners                    21,628         68,807
                                          ---------      ----------
Totals                                   $ 327,270        870,680

All of the shares were issued in private transactions in reliance on
Section 4(2) of the Securities Act of 1933, and all of the certificates representing the shares bear legends restricting any transfer of the shares unless subsequently registered by the holder, or pursuant to an exemption from such registration.

TRANSFER AGENT AND REGISTRAR

Our transfer agent on June 30, 2007 was InterWest Transfer Co., Inc., P.O. Box 17136, Salt Lake City, Utah 84117.


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

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending Aqua-Sphere technology which provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

The founders of the Company, Messrs. Ernest D. Papadoyianis and Xavier T.
(Sal) Cherch began designing and testing what today is known as the Aqua-Sphere System over 9 years ago. The Aqua-Sphere System is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune itself has spent over 7 years and more than three million dollars in completing the development of the Aqua-Sphere System, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through our subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron) Blue Heron operates a forty eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind flow-through environment which is virtually extinct in the U.S. today. In October, 2004, the Company completed a state of the art nursery expansion in order to increase production capacity of its sashimi quality hybrid striped bass (branded as Everglades Striped Bass)by over 25%. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the 48 acre site under production at this time, the Company has the capability of producing close to two million pounds of fish per year from this site alone when the site is fully developed.

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

DEVELOPMENT STRATEGY

With a strong distribution network for our fresh farm raised seafood products throughout the United States, Canada and the Caribbean, we are now focused on a three phase expansion program at our Florida City site in order to meet market demand. In addition, we have moved into the final stages of preparation for the commercial production of the Aqua-Sphere System with the establishment of the test facility at a quarry lake in Florida City, Florida by Aqua Biologics.

We also plan to integrate our operations by locating and attempting to acquire our own distribution network, as well as processing capabilities and nursery operations to raise and control our own fingerling production.

	Farming Operations

We are poised to expand our facilities, diversify our production, and vertically integrate our operations. We are planning to increase capacity to produce over two million pounds of hybrid striped bass and other species; operate the only hybrid striped bass nursery in South Florida; and then utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty eight acre fish farm facility, have created one of the premier commercial aquaculture operations on the East Coast and perhaps the U.S.

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

We have already entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize a 38 acre quarry lake site for testing of the Aqua-Sphere prototype. This site is close to our current operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with it. Site operations are fully underway with the new prototype tank delivered, assembled and launched. Tests of the prototype are well underway, as are the related production of methane from fish waste and production of herbs and vegetables with the fish waste by-products.

On September 27, 2006, the Company filed a Provisional Process Patent on the Production and Processing of Select Insects into Protein Meal for Fish and Animal Diets. This patent and research was born out of the tremendous need for replacement of fish meal in fish and other livestock diets worldwide. Fish meal has gone up in price considerably over the last year and the wild species targeted for fish meal production are growing scarcer over time. In January, CEO, Ernest Papadoyianis, and COO, Sal Cherch, were invited to Mississippi State University to meet with members of its Entomology Department to discuss research activities for the Company. Mississippi State is a world leader in insect rearing methodology and has been instrumental in developing facilities, diets, and rearing methods for facilities worldwide. The Company completed the first phase of its research with very promising results. The initial nutritional profiles of the selected insect species closely matched those of fishmeal, with certain elements exceeding those of fishmeal. The second phase of research is now set to begin with actual feeding trials of the experimental Ento-Protein? diet on hybrid striped bass in order to assess acceptability, and flesh flavor.

Our future development plans expand far beyond our South Florida production base. Management has identified several acquisition candidates that would allow immediate production benefit and a diversification of our product line. The Company also intends to diversify its operations to include marine products such as baitfish for the multi-million dollar sport fishing market; integrated hydroponic production of herbs and vegetables; wholesale distribution and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; value added products; and franchise/joint venturing of our Aqua-Sphere? technology. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

The Company also has identified and has begun acquisition discussions with a number of acquisition candidates which will allow the Company to expand its business plan to develop an operating model which utilizes waste and by-products from one operation as fuel or feed for other parts of the business model, with the goal of minimizing or eliminating all adverse environmental impacts from the Company?s operations. These targets include hatchery operations, processing and distribution operations, larger aqua-farms, and operations in other natural and organic food products. The goal of the Company is to grow to become a manufacturer and distributor of organic and natural seafood and other food and nutritional products using processes that eliminate or at least minimize any adverse effect on the environment by controlling waste and discharge from its operations.

TWELVE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 2006.

REVENUE

Revenue for the 12 months ended June 30, 2007 was $851,141, compared to $527,155 for the 12 months ended June 30, 2006. Revenue decreased in 2006 due to the impact of two Category 1 hurricanes which struck in September and October of 2005 at the Blue Heron Farm.

COST OF SALES

     Cost of sales was $1,028,089 for the year ended June 30, 2007, as compared to $788,765 for the twelve months ended June 30,2006. Cost of sales increased primarily due to increases in gross sales.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses (G&A) were $1,636,646 for the twelve months ended June 30, 2007,compared to $697,032 for the twelve months ended June 30, 2006 an increase of $939,614 or approximately 135 percent. However, this increase included one-time expenses related to the successful offering of the convertible debentures, including offering expenses of $287,778, placement fees of $280,000 paid to Dawson James Securities in common stock, $60,000 in consulting fees to Dawson James for a one year consulting agreement which ended May 31, 2007, and $180,000 in increased public relations fees, paid in common stock, related to the offering. In addition, a share based compensation expense of $194,293 was incurred during the year ended June
30, 2007 for stock options issued to officers, directors and key employees.
If these items, totaling $1,002,071, are removed, the resulting G&A expenses of $634,575 are less than those of the two prior periods.

The primary components of G&A during the twelve months ended June 30, 2007 after removing the items noted above, were officer?s salaries ($353,799), outside services ($143,395) and other operating expenses ($46,818), including utilities, postage, travel and similar items. Outside services included consulting expenses of $78,000 for the services of CF Consulting, LLC as contract CFO and General Counsel.

     We expect G&A expenses to remain substantially the same in the coming twelve months, after eliminating the one-time items. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

NET LOSS

	Our net loss before taxes for the twelve months ending June 30, 2007 was ($2,156,740) as compared to ($1,044,421) for the twelve months ended June 30, 2006, an increase of $1,112,319 or approximately 106.5 percent. Nearly all of this increase is attributable to the one-time expense related to the debenture offering.

     Negative Gross Margins

The Company currently has negative gross margins on sales due in part to a lack of sufficient infrastructure/production facilities to house sufficient inventory to accommodate the seven to ten month growth cycle for the inventory of fish on the farm. Our current fish farming operations are relatively small in scope, at approximately 300,000 lbs of production per year. The Company?s operations have experienced a higher relative cost of sales due to our inability to purchase in larger quantities, overall price increases for fingerling stock, and operational size limitations. In order for these conditions to change, our operations must capitalize on the inherent benefits of economies of scale in significant cost items such as fingerlings, feed and oxygen. Management has detailed expansion plans to add further infrastructure to the existing forty-eight acre farm site to expand our production significantly. This planned expansion depends on our ability to raise additional capital for expansion and working capital.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve-month period ended June 30, 2007, operating expenses were $1,636,646 as compared to $697,032 for the same period in 2006. The increase in operating expenses is mainly a result of the one-time costs associated with the debenture offering. We intend to continue to find ways to expand our business through new product development and introduction, increase capacity and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from a management point of view, there is a positive side to the operating losses. Although our net loss increased by 101 percent in 2007, that increase was primarily attributable to increased expenses as a result of the successful debenture offering, which raised a total of $2.7 million in funds for the Company. Without this expenditure in 2007, we would have had a smaller loss in 2007 than in 2006. In addition, our net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future as we become profitable.

During the twelve months ended June 30, 2007 we generated a net loss of ($2,156,740). During the twelve months ended June 30, 2007, we used cash in operating activities of ($916,918), cash used in investing activities was ($20,649), and cash provided by financing activities was $2,144,695.

In March, 2007 we closed the convertible debenture offering, which was over-subscribed at a total of $2,713,000. After commissions and expenses, the Company netted $2,300,310. Offering expenses included a one year consulting contract with Dawson James for $5000/month through May, 2007. Management intends to use the funding to expand its fish farming operations; advance its Aqua-Sphere? system technology and Ento-Protein? research; and provide working capital.

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


ITEM 7.  FINANCIAL STATEMENTS.






















                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS
	                     June 30, 2007 and 2006

                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES

                          C O N T E N T S
					_______

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	            F-2

FINANCIAL STATEMENTS

   Audited Consolidated Balance Sheets 	                              F-4

   Audited Consolidated Statements of Operations	                  F-6

   Audited Consolidated Statements of Cash Flows	                  F-7

   Audited Consolidated Statements of Stockholders?
         Equity (Deficiency in Assets)	                              F-7

   Notes to Audited Consolidated Financial Statements	                  F-9


































              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders of Neptune Industries Inc.

We have audited the accompanying consolidated balance sheet of Neptune Industries, Inc. and Subsidiaries (the Company) as of June 30, 2007, and the related consolidated statements of operations, stockholders? equity (deficiency in assets) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of Neptune Industries, Inc. and Subsidiaries as of June 30, 2006 were audited by other auditors whose report dated October 13, 2006 included an explanatory paragraph describing conditions that raised substantial doubt about the Company?s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neptune Industries, Inc. and Subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in assets which raise substantial doubt about its ability to continue as a going concern. Management?s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP


October 15, 2007
Winter Park, Florida



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of Neptune Industries, Inc. and Subsidiaries (the Company) as of June 30, 2006, and the related consolidated statements of operations, cash flows and stockholders? equity (deficiency in assets) for the year then ended. These consolidated financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neptune Industries, Inc. and Subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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


/s/  Dohan and Company CPAs, P.A.

Miami, Florida
October 13, 2006
                           NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     AUDITED CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2007

ASSETS

Current Assets
  Cash						                  $   1,480,590
  Accounts Receivable                                              70,183
  Inventory                                                       444,982
  Prepaid expenses                                                  3,218
  Deposits                                                         38,197
  Deferred Costs                                                   44,483
                                                             ---------------
  Total Current Assets                                          2,081,653
  Property and Equipment Net                                      387,045

                                                             ---------------
Total Assets                                                 $  2,468,698
                                                             ===============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)

Liabilities

Current Liabilities
  Accounts payable                                          $     90,347
  Accrued and Other Current Liabilities                          599,331
  Current Portion of Long-Term Debt                                  338
  Notes Payable                                                  285,000
  Notes Payable-Officers                                         107,388
                                                             ---------------
    Total Current Liabilities                                  1,082,404

  Long-term Liabilities:

  Convertible notes                                              229,213
  Long-Term Debentures                                         2,713,000
  Stock based compensation                                       194,293
                                                             ---------------
     Total Long-Term Liabilities                               3 136,506
                                                             ---------------
Total Liabilities                                          $   4,218,910
                                                             ---------------





COMMITMENTS AND CONTINGENCIES (NOTES 2, 7 AND 8)







Stockholders? Equity (Deficiency in Assets)

  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized, 0 and
      5,000,000 shares issued and outstanding                          -
  Common Stock, $.001 par value
      100,000,000 shares authorized,
      19,966,199 and 11,349,269 shares
      issued and outstanding                                      19,966
  Additional Paid-In Capital                                    5,183,450
  Accumulated Deficit                                          (6,953,628)
                                                             --------------
     Total Stockholders? Equity
     (Deficiency in Assets)                                    (1,750,212)
                                                             --------------
Total Liabilities and Stockholders? Equity
            (Deficiency in Assets)                            $ 2,468,698
                                                             ==============






























See accompanying notes.








                            NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
               AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the years ended June 30,
                                     2007              2006
                                -------------    --------------
 Revenues:
  Sales                       $      851,141    $      527,155
 Cost of Sales                     1,025,089           788,765
                                  ------------     ------------
Gross Loss                          (173,948)        (261,610)
                                                   ------------
Expenses:
   Advertising and marketing               -            1,506
   Automobile and truck               21,199           36,325
   Depreciation                          713            3,771
   Insurance                          33,991           43,433
   Office                              6,185            5,954
   Officers salary, related
      taxes and benefits             354,308          332,301
   Other operating expenses          334,622          110,712
   Outside services                  539,952          102,920
   Professional fees                  26,118           30,945
   Public relations                  114,823           15,737
   Rent                                    -            4,950
   Repairs                                 -              259
   Stock based compensation          194,293                -
   Utilities                          10,442            8,219
                                   -----------     ------------
Total expenses                     1,636,646          697,032
                                   -----------     ------------
Loss before interest and
    income taxes               $  (1,810,594)    $   (958,642)

Interest Expense                    (434,380)         (85,779)
Other income                          88,234                -
                                   -----------      -----------
Loss before income taxes          (2,156,740)      (1,044,421)
Provision for income taxes                 -                -
                                   -----------      -----------
Net loss                       $  (2,156,740)    $ (1,044,421)
                                   ===========      ===========

Net loss per share (basic
    and diluted)               $       (0.17)    $      (0.10)
                                   ===========      ===========

Weighted average number of common
    shares outstanding (basic
    and diluted)                   12,499,548       10,888,529
                                   ===========      ===========


   See accompanying notes


                             NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                 AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the years ended
                                                             June 30,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                        $   (2,156,740) $ (1,044,421)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                        68,160       70,231
    Common stock issued for interest                    305,642            -
    Common stock exchanged for services                 447,526            -
    Stock based compensation                            194,293            -
(Increase) decrease in assets:
    Accounts receivable                                  (1,763)        (787)
    Inventory                                            53,506      (90,654)
    Prepaid expenses                                     (2,113)       6,869
    Deposits on equipment                               (21,817)      (2,500)
    Deferred costs                                      (15,904)     (18,369)
Increase (decrease) in liabilities:
    Accounts payable                                    (47,976)      33,923
    Accrued and other current liabilities               198,312      279,585
                                                      -----------  ----------
  Net cash used by operating activities                (978,874)    (766,123)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Notes receivable                                          -        5,000
    Acquisition of property and equipment               (21,836)     (14,577)
                                                       ----------  ----------
  Net cash provided (used) by investing activities      (21,836      (9,577)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of common stock                                       -      319,350
    Proceeds from convertible notes                      229,213      110,949
    Payments on convertible notes                       (252,500)     (25,000)
    Proceeds from long-term debt-related party            17,500       89,888
    Proceeds from debentures                           2,213,000      500,000
    Payments on long-term debt-related party                   -      (70,000)
    Payments on long-term debt                            (1,851)      (4,787)
    Increase in member equity                                  -      (12,766)
                                                       ----------   ----------
Net Cash provided by financing activities              2,205,362      907,634
                                                       ----------   ----------
Net Increase (Decrease) in
  cash and equivalents                                 1,204,652     131,934
Cash and equivalents-beginning                           275,938     144,004
                                                       ----------   ----------
Cash and equivalents-ending                          $ 1,480,590  $  275,938
                                                       ==========   ==========
SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                                           $    40,600   $  85,779
  Income taxes                                       $         -   $       -


See accompanying notes.



















































                               NEPTUNE INDUSTRIES INC.
                                  AND SUBSIDIARIES
         AUDITED STATEMENTS OF STOCKHOLDERS?EQUITY (DEFICIENCY IN ASSETS)
                         YEARS ENDED June 30, 2007 AND 2006

(CAPTION>

Total

Stockholders

Equity
                            Common Stock    Preferred Stock     Paid-In  Accumulated
(Deficiency)
                          Shares     Amount  Shares    Amount    Capital   Deficit       in
Assets
                      ----------  -------- ------- ---------  --------- ------------    ---
--------
Balance, June 30,2004 5,599,396    5,599         -        -      2,256,081   (2,667,394)
(405,714)

Shares issued for
  Cash                1,666,667    1,667         -        -        748,333              -
750,000
Shares issued  in
  exchange for
  services               85,756       86         -        -         25,641              -
25,727
Shares issued for
  interest expense        4,167        4         -        -          1,246              -
1,250
Shares issued in
  relation to
  convertible notes     207,064      207         -        -        128,293              -
128,500
Shares issued to
  officers for accrued
  compensation and
  interest            2,500,000    2,500 5,000,000     5,000       956,243              -
963,743
Shares issued in
  connection with
  merger                469,583      470         -         -          (470)             -
-
Net loss for the
  year ended                  -        -         -         -             -     (819,279)
(819,279)
                      ---------------------------------------------------------------------
--------
Balance 6/30/2005    10,532,633  $10,533 5,000,000    $5,000   $ 4,115,367   $(3,486,673)$
644,227

Adjust for subsidiary
  investment loss             -        -         -          -       117,965     (265,794)
(147,829)
Shares issued for
  conversion of
  debt                   236,406      236         -         -       157,967             -
158,203
Shares issued for
  services               400,000      400         -         -        42,600             -
43,000
Shares issued as
  Incentive              180,000      180         -         -             -             -
180
Shares issued for
  rounding on reverse        230        -         -         -             -             -
-
Net loss for the
  year ended                  -         -         -         -             -
(1,044,421)(1,044,421)
                      ---------------------------------------------------------------------
--------
Balance 6/30/2006     11,349,269  $11,349 5,000,000    $5,000   $ 4,433,899 $(4,796,888)$
(346,640)

Shares issued on
  conversion of
  preferred            6,000 000    6,000(5,000,000)    (5,000)       (1,000)           -
-
Shares issued to
  pay interest           870,680      871         -          -       304,771            -
305,642
Shares issued for
  services (net)       1,600,000    1,600         -          -       445,780            -
447,380
Shares issued as
  Incentive              146,250      146         -          -             -            -
146
Net loss for the
  year ended                   -        -          -         -             -
(2,156,740)(2,156,740)

==============================================================================
Balance 6/30/2007     19,966,199   19,966           -         -  $ 5,183,450
(6,896,998)(1,750,212)




                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
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

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District, with 8 years remaining. This site has become the cornerstone of the Company?s South Florida operations with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

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

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc. (corporate name changed from Aquaculture Specialties, Inc. in June, 2006) and its majority owned subsidiary, Blue Heron Aqua Farm, LLC (Blue Heron). All inter-company balances and transactions have been eliminated at consolidation.










                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
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

Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers or when a customer picks up product at the Company?s facilities.
Allowances for sales returns are recorded as a component of net sales in the period the allowances are recognized.

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

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0 and $3,184 for the years ending June 30, 2007, and 2006 respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.







                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At June 30, 2007, the Company had cash on deposit exceeding the insured limit; however, the Company maintains its deposits at Bank of America, a major financial institution, and considers the risk of loss to be minimal, as a result. The Company operates domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the Company?s customers? geographic locations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 ?Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards?. EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders? equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact of EITF 06-11 but does not expect that it will have a material effect on our financial statements.

                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2007 AND 2006 (AUDITED)

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead costs, such as utilities. Overhead is allocated to inventory based on the number of pounds of fish included in ending inventory. Inventory at June 30, 2007 and 2006 consisted of the following:

                   2007                  2006

Seafood  	    $    119,690         $  108,446
Feed			   107,182            154,344
Chemicals		    92,042             98,711
Overhead		   126,068            136,987
                    -----------       -----------
		    $    444,982         $  498,488

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2007 AND 2006 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

the financial statements. Actual results could differ from those estimates and assumptions.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $6,953,628 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                         2007		      2006
                                    -------------        -----------
Vehicles					$	17,578       $      17,578
Computer and office equipment		       7,713		   7,713
Equipment					     629,518             629,518
Leasehold improvements			     139,734             139,734
                                     -------------        ------------
                                         816,414             794,543
Accumulated depreciation		    (429,369)	      (361,174)
                                     -------------        -------------
Property and equipment, net         $    387,045      $      433,369
                                     =============        =============

Total depreciation expense for the years ended June 30, 2007 and 2006, amounted to $66,972 and $70,230, respectively. Of these amounts, $66,259 and $68,879 are included in cost of sales and $713 and $1,351 are included in expenses for the years ended June 30, 2007 and 2006, respectively.

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                         2007		    2006
                                     ------------      ------------
Accrued payroll - officers	     $	487,950     $   312,947
Accrued interest - officers		       83,467          28,592
Accrued interest - others		       28,014          59,480
                                      ------------      ------------
                                   $      599,931     $   401,019
                                      ============      ============

                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2007 AND 2006 (AUDITED)

NOTE 5       ACCRUED OFFICERS?COMPENSATION AND INTEREST

Effective February 8, 2000, the Company entered into five-year employment Agreements (the Agreements) with two key members of management. In April, 2007, the Board of Directors approved new employment agreements for 5 years and approved the modification of Paragraph ?a? of Schedule ?A? whereby Mr.
Cherch and Mr. Papadoyianis would be entitled to an annual bonus of $25,000 each providing that annual gross revenues of the Company exceed $810,000. When annual revenues exceed $810,000 by more than 10%, then each shall be entitled to receive 120% of the $25,000 bonus for that year. In the event the annual gross revenues are 10% less than $810,000 the bonus shall be reduced by 20%. Furthermore, if the gross revenues are 20% less than the $810,000 then the bonus shall be reduced by 40%. There would be no bonus paid if the gross revenue is more than 20% below the $810,000 figure. The Agreements also provide that the two key members of management are entitled to and automatically receive a cost of living adjustment calculated in proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor.

Pursuant to these employment agreements, the Company accrued a total of $354,399 and $271,447 through the years ended June 30, 2007and 2006, respectively. Cash compensation actually paid was $223,804 and $88,553 for the years ended June 30, 2007 and 2006, respectively. The Agreements also provide for accrued interest of ten percent (10%) per annum until the employee?s salary, bonuses and benefits are paid in full.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also received 100,000 (pre 1 for 6 reverse split) restricted shares of common stock for prior services due of $5,000. A new agreement was entered into with CF Consulting LLC effective March 31, 2006, under which CF Consulting will provide CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement, ending September 31, 2007. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors.

A total of $82,500 has been accrued as due under the agreements with CF Consulting, LLC as of June 30, 2007. Our Chief Financial Officer, Robert Hipple, is also a managing director of CF Consulting.

NOTE 6.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock.
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

NOTE 6.    RELATED PARTY TRANSACTIONS  (Continued)

On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messers. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes were in the amount of $44,944 each, include repayment of principal of $35,000 and accrued interest of $9,944 each, and are included in Notes Payable-Officers.

NOTE 7.    NOTES PAYABLE

On June 21, 2005, the Company executed a $100,000 Subordinated Convertible
21, 2005, with interest accrued at a rate of 10% per annum. This note included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. On October 21, 2005, this note was extended for an additional five months until March 31, 2006 with interest accrued at a rate of 10% per annum. This extension included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the extension. On October 1, 2006, the principal and accrued interest on this note were paid by the issuance of a new note in the principal amount of $120,400, with terms identical to the terms of the then pending convertible debenture issue.

On September 12, 2005, the Company executed a $40,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on January 12, 2006, with interest accrued at a rate of 10% per annum. This note included 20,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.
On November 14, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to the same shareholder in the Company, due on March
12, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 25,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. Extension, conversion or repayment of this note is currently under negotiation and the note, while past maturity, has not
                     NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

NOTE 7.      NOTES PAYABLE (Continued)

been declared in default. On January 4, 2006, the Company executed a $35,000 Subordinated Convertible Bridge Note payable to the same shareholder due April 4, 2006, with interest accrued at a rate of 10% per annum. This note included 17,500 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 35,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. On October 1, 2006, these three notes were re-paid by the issue of a new promissory note in the total principal amount, plus accrued interest, of $108,813.

On September 23, 2005, the Company executed a $10,000 Subordinated
Convertible Bridge Note payable to an existing shareholder in the Company, due on December 23, 2005, with interest accrued at a rate of 10% per annum. This note included 5,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. This note was paid in full on March 28, 2007.

On September 23, 2005, the Company executed a $50,000 Subordinated
Convertible Bridge Note payable to an existing shareholder in the Company, due on March 23, 2006, with interest accrued at a rate of 10% per annum. This note included 25,000 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 20,000 shares of restricted common stock. This note was re-paid by the issue of a new promissory note in the principal amount of $56,250, which included accrued interest, and is due October 1, 2007 at 15 percent annual interest

On September 30, 2005, the Company executed a $25,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on January 30, 2006, with interest accrued at a rate of 10% per annum. This note included 12,500 warrants to purchase shares of Common stock at an exercise price of $0.50 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. This note is currently due.

On January 18, 2006, the Company executed a $100,000 Subordinated Convertible Bridge Note payable to an existing shareholder in the Company, due on July 18, 2006, with interest accrued at a rate of 15% per annum. This note included 100,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. As further incentive for entering the note, the lender received 100,000 shares of restricted common stock. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit,
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

NOTE 7.       NOTES PAYABLE (Continued)

each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years. This note has been paid by the execution of a new promissory note at 15 percent annual interest, due January 18, 2008. On February 26, 2006, the Company executed a $50,000 Subordinated Convertible Bridge Note payable to the same shareholder in the Company, due on August
26, 2006, with interest accrued at a rate of 15% per annum. This note included 50,000 warrants to purchase shares of Common stock at an exercise price of $0.30 per share for a period of three years from the date of the note. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years of common stock is at a price of $0.75 per share for a period of three years. This note has been paid by the execution of a new promissory note at 15 percent annual interest, due January 18, 2008.

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

On April 20, 2006, the Company executed a $7,500 Subordinated Convertible Note payable to our COO, Sal Cherch, with interest accrued at a rate of 15% per annum. The note includes 7,500 warrants. Each warrant is redeemable for one share of common stock at a price of $0.30 share for a period of three years. The principal and interest may be converted to units at any time during the note, at a price of $0.50 per unit, each unit consisting of one share of common stock and a half warrant. Each full warrant is redeemable for one share of common stock at a price of $0.75 for a period of three years.

NOTE 8.     COMMITMENTS

The Company previously entered into an employment agreement, with its aquaculture facilities manager, Michael Joubert, through October 31, 2005, that provided for a minimum annual salary of $35,000. In July 2005, the employment agreement was renewed, effective November 1, 2005, for another four years through October 31, 2009, and provides for a minimum annual salary of $42,500. At that time, Mr. Joubert was also promoted to Vice President of Operations.

In January, 2006, the Company entered into a financial public relations agreement with H.L. Lanzet, Inc. to provide services to the Company for a period of six months. In March 2006, the Company advised Lanzet that it was not satisfied with the services provided and that the Company was terminating the

                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

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

On March 31, 2006, the Company entered into a new consulting agreement with CF Consulting, Inc. for contractual Chief Financial Officer and corporate counsel services at a monthly remuneration of $5,000 for the first six months, $5,500 for the next six months, and $6,000 for the final six months of the term, ending in October 907, plus 250,000 restricted common shares, valued at $15,000.

On March 1, 2007 the Company retained the services of American Capital Ventures, Inc., an investor relations company. The one year agreement beginning March 1, 2007, provided for payment of $2,500 per month, and 1,000,000 shares of restricted common stock to be distributed in traunches of 250,000 shares upon signing, 250,000 shares after 3 months, and the balance of 500,000 shares after six months. As the result of the reorganization of that firm, in which the representative for Neptune formed a new company, Chelsea Holdings, Inc., the Company signed an agreement transferring the balance of the compensation under the original agreement to Chelsea
Holdings, Inc. in June, 2007, with the consent of American Capital Ventures.

NOTE 9. 	STOCKHOLDERS' EQUITY

On June 6, 2005, the Board of Directors approved a 2005 Class A Preferred Stock Award of 1,500,000 shares to Messrs Papadoyianis and Cherch (750,000 shares each) in exchange for the retirement of $408,121 in long-term liabilities of the Company for accrued salaries and interest owed to them.

Pursuant to the certificate of designations establishing the Series A preferred stock, each share of the 1,500,000 shares of currently issued and outstanding Series A preferred stock may be converted into 1.6667 fully paid and non-assessable shares of our common stock, or a total of 2,500,000 common shares. On all matters submitted to a vote of the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock into which the preferred shares may then be converted. In June 2007, the Series A Preferred shares were converted into 2.5 million shares of common stock.

Also on June 6, 2005, the Board of Directors approved a 2005 Class B Preferred Stock Award of 3,500,000 shares to Messrs Papadoyianis and Cherch (1,750,000 shares each) for the retirement of $175,444 in long-term liabilities to the Company, representing accrued salaries and interest. Pursuant to the certificate of designations establishing Series B preferred stock, each share of the 3,500,000 shares of currently issued and outstanding
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

NOTE 9. 	STOCKHOLDERS' EQUITY (continued)

Series B preferred stock may be converted into 3,500,000 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including the election of directors, a holder of shares of the preferred stock is entitled to the number of votes on such matters equal to the number of shares of the preferred stock held by such holder. In June 2007, the Series B Preferred shares were converted into
3.5 million shares of common stock.

During the fiscal year ending June 30, 2007, the Company issued a total of 8,616,930 common shares, increasing the total number of common shares outstanding from 11,349,051 at June 30, 2006 to 19,966,199 common shares at June 30, 2007. Of these additional common shares, 146,250 shares were issued as incentives for entering short-term notes, 870,680 shares were issued in payment of accrued interest in the amount of $327,720, 1,600,000 shares were issued for services valued at $460,000, and 6,000,000 common shares were issued on conversion of 5,000,000 shares of outstanding preferred stock.

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

Revenues from two customers comprised approximately 78 percent of revenues during the period ended June 30, 2007, compared to the same two customers comprising 86 percent for the prior period ending June 30, 2006.

NOTE 11.       PRIVATE OFFERING

On April 18, 2006, the Company engaged Dawson James Securities, Inc. of Boca Raton, Florida, to assist in the private placement of up to 2,000 units, made up of a convertible debenture and a common stock warrant, for a total of $2 million. Dawson James Securities will receive a fee equal to ten percent of
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
                                 (AUDITED)

NOTE 11.       PRIVATE OFFERING (continued)

the amount raised in the offering and an unaccountable expense allowance of three percent of the amount raised. In addition, Dawson James will receive warrants to acquire common shares on each closing of the sale of the Units in the offering equal to twenty percent (20%) of the Units sold in the Offering. These warrants are exercisable at any time during the five (5) years from the date of the closing at an exercise price equal to $.50 per share for the warrants based on the original sale of unit, and $.30 per share for the warrants based on conversion of the Debentures to common stock.

Each of the Units offered (individually a Unit, and collectively the Units) consists of (i) a $1,000.00 Convertible Debenture (the Debenture) with a 24% coupon, payable in kind with common stock, and (ii) one thousand redeemable common stock purchase warrants ("Warrant"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.50 per share over a term of five years from the initial closing date of the Offering. The Warrants are redeemable by the Company upon 30 days written notice at a purchase price of $0.01 per Warrant, subject to our common stock having a closing bid price of at least $1.25 per share for a period of ten
(10) consecutive trading days. The term of each Debenture is for 24 months from the date of issue. During the term, holders of the Debenture may convert their note to common stock at a price of $0.30 per share. The 24% PIK (Paid in Kind) Coupon is to be paid out on a quarterly basis in cash or stock, at the Company?s election. If the Company elects to pay in common stock, the market price valuation will be established by the average closing bid price of the common stock for the last twenty (20) trading days of the calendar quarter for which the interest due is being paid in common stock (the Average Closing Price). The right of the Company to make any interest payment in shares of common stock on a particular date is subject to the satisfaction (or waiver by the Holder) of the following additional conditions on such date: (1) there is then an effective registration statement covering the common shares to be issued on such date, for which no stop order is in effect; (2) no defined event of default exists on such date; (3) the Average Closing Price is equal to or greater than $.15 per share (as appropriately adjusted for any stock split, stock dividend or other similar corporate action); and (4) the Company has sufficient authorized but un-issued shares of common stock to provide for the issuance of the interest shares to the Holders of the Debentures.

A total of $2,713,000 was received as a result of this offering, resulting in net proceeds to the Company of $2,360,310, after placement fees of $271,300 and expenses allowances of 81,390, which was paid to Dawson James Securities. Dawson James also earned a total of $60,000, at the rate of $5,000 per month, under a 12 month consulting agreement which ended May 31, 2007. A total of $15,000 was paid on this consulting agreement through June 30, 2007, and the balance is included in accrued liabilities.







ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On December 29, 2006, the Company was advised by its former auditors, Dohan & Company, CPAs of Miami, Florida, that it would not continue its engagement as the Company?s certifying accountant. The letter dated December 19, 2006 from the former certifying accountants, the reasons for the termination of the relationship, and the Company?s response, were all included in the Company?s Form 10-QSB/A for the quarter ended September 30, 2006, filed with the SEC on January 5, 2007. On February 1, 2007, the Registrant engaged Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLP, of Winter Park and Viera, Florida, as its certifying accountants, which was then reported on a Form 8-K filed with the SEC on February 6, 2007. Berman, Hopkins, Wright & LaHam is a registered accounting firm with the Public Company Accounting Oversight Board.

On February 21, 2007, at the request of the SEC, the Company filed a Form 8-K again containing the letter dated December 19, 2006 from the former certifying accountants, the reasons for the termination of the prior relationship, and the Company?s response.

There were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant?s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, and no such disagreements have ever been communicated to the Company.

Our new auditors reviewed the Form 10-Q/A filed by the Company for the quarter ended September 30, 2006 and the Forms 10-Q filed by the Company for the quarters ended December 31, 2006 and March 31, 2007.


ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company?s disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2007, and believe that the Company?s disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B   OTHER INFORMATION.

Our Aqua Biologics, Inc. subsidiary is advancing its efforts to perfect a proprietary, high-protein nutritional component for fish and other animal diets that has broad and significant applications. In September, 2006, we filed a provisional process patent on a specialized commercial production technology for utilizing select life stages and species of insects in the production of a very high quality protein meal. Ento-protein may be an ideal substitute for fish meal in a variety of applications. Cross-over markets and alternative applications also exist for mammalian and human products incorporating this protein-based nutritional component. This exciting and revolutionary procedure for producing extremely high protein diets has worldwide implications which may someday, in a modified form, be a source of supplying third world nations with a reliable food source.

Fish meal, the main protein ingredient in most commercial fish, poultry, cattle, hog, and mink diets, has become an expensive commodity. This year, prices have risen from $550/metric ton to over $1300/metric ton. The two main sources of fish meal are Peruvian anchovy meal and menhaden meal from the Gulf of Mexico, with the more expensive herring meal being a lesser used alternative. One of the key focal objectives of the aquaculture industry has been to create a ?sustainable? protein meal that could replace fish meal in whole or in part, to reduce, and eventually eliminate, the ultimate dependence upon wild caught fish for commercial aquaculture diets. Currently, 44% of all seafood consumed is farm raised. Experts agree that over the next 20 years, aquaculture will supply more than 75% of all seafood consumed. If commercial fish farming is to expand to these production levels, sustainable diets will be an absolute requirement. We have begun conducting pilot scale operations on the process in cooperation with Mississippi State University.

Aqua-Biologics also has started the field testing of the Aqua-Sphere system in a quarry lake in Florida City, Florida and is growing hybrid striped bass in a prototype closed containment system, and is trapping the fish waste, converting the waste through an anaerobic digester process, trapping the methane gas produced by the process, and then using the remaining waste product to grow hydroponic herbs. Aqua-Biologics also incorporated a subsidiary in Canada, Aqua-Biologics of Canada, Ltd., to test and market the Aqua-Sphere System in the Canadian fish farming industry.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

MANAGEMENT DURING Fiscal Year Ended June 30, 2006

Names                        Title or Position                         Ages

Ernest D. Papadoyianis    President, CEO and Chairman                   48
X.T. ?Sal? Cherch         COO/ Secretary/Treasurer and Director         73
Robert Hipple             Chief Financial Officer and General Counsel   62

ERNEST D. PAPADOYIANIS, CEO, PRESIDENT and CHAIRMAN

         Mr.   Papadoyianis,   age  48,  has   been   an  active  figure in
seafood/aquaculture for over twenty-two years. He has successfully implemented his production strategies in a diversity of aquaculture businesses throughout the world. He is the founder of Exotic Reef Technologies, Inc., and Marcon Development Corporation, and co-founder of
Taurus  Investments,   Ltd.  And Aquaculture Specialties,  Inc. Mr.
Papadoyianis was a former Director in S.M.A.R.T., Inc. and The Watermark Corporation. He is also a member of the Board of Directors of the Striped Bass Growers Association, where he represents that sector of the industry.

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

XAVIER T. SAL CHERCH, CHIEF OPERATING OFFICER

         Mr. Cherch, age 73, has over 50 years of business experience in developing, initiating, and operating companies in a broad range of industries. Over the last eight years, he has devoted himself exclusively to the Aquaculture industry. He is the co-founder of Taurus Investments, Ltd. and Aquaculture Specialties, Inc. He has served in an executive capacity for a number of privately held and public companies including Ford Motor Company.

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

         Mr. Cherch attended Seton Hall University and Montclair State Teachers College.

ROBERT HIPPLE, CHIEF FINANCIAL OFFICER

         Robert Hipple, age 62, is an attorney, law professor and Senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ) companies. He also has extensive experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and/or federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June 2003, has been a Visiting Professor of at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company from August 1999 to April 2001.

         Mr. Hipple received a B.A. degree in Economics and Finance from Wesleyan University, a J.D. and LLM degrees from Georgetown University Law Center, and completed the MBA program in finance at Emory University School of Business.

DIRECTORS DURING FISCAL YEAR ENDED JUNE 30, 2007.

In addition to Mr. Papadoyianis and Mr. Cherch, our directors during the fiscal year ended June 30, 2007 were:

WILLIAM H. RYAN, DIRECTOR

Mr. Ryan, age 49, is the Chief Executive Officer of Ryan Golf and Bryant Midwest and President of Ryan Incorporated Southern and Ryan Sales and Service, which are family owned and operated businesses that specializes in residential, commercial and industrial site development and construction work, golf course construction and quarry operations. The Ryan companies are generally ranked in the top 100 U.S. specialty contractors. Mr. Ryan has BS degree from Boston College and an MBA from the University of Miami. He has also been Chairman of the Florida Chapter of the Young Presidents Organization and is a member of the Chief Executives Organization and a certified General Contractor in the State of Florida. Mr. Ryan?s Company, Bridgeview Estates Development
Company, was a joint venture partner with Neptune Industries under Aquaculture Specialties, Inc. (Aquaculture Specialties, Inc. recently completed a name change to Aqua Biologics, Inc.), for almost 3 years from 1998 to 2001. The joint venture designed and operated a 32 pen floating quarry lake farm where the company successfully raised hybrid striped bass, koi, tilapia, and channel catfish.

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

JAMES M. HARVEY, DIRECTOR

Mr. Harvey, age 62, is the Chairman and CEO of South Florida Aquaculture, Inc. where he has been an active figure in the State of Florida aquaculture and water resource policy. Mr. Harvey is a consultant for Florida Government Strategies, a consulting practice centered on natural resource management, energy land use, and water supply planning in South Florida. Clients include numerous groups interested in environmental water needs of Everglades and Florida Bay, as well as an important Indian tribe, educational and health care clients. Throughout his career in South Florida, Mr. Harvey has lobbied hundreds of bills through the Florida Legislature.

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

Code of Ethics

The Company has not yet adopted a Code of Ethics but anticipates doing so following the election of the new Board of Directors at the Annual Meeting of the Company.

ITEM. 10. EXECUTIVE COMPENSATION.

During the fiscal year ended June 30, 2006, Mr. Cherch and Mr. Papadoyianis were entitled to compensation in the amount of $180,000 each under the employment agreements signed by each of them with the Company effective February 1, 2000, for five year terms, which agreements have been renewed automatically for an additional five year term. A portion of the salaries due have been accrued during the fiscal year ended June 30, 2007 for future payment and the accrued portion is included in Accrued and Other Current Liabilities on our financial statements. The Company also has entered into a consulting agreement with CF Consulting, LLC to provide services as Chief Financial Officer for the Company, at a current monthly amount of $6,000, plus 250,000 shares of our restricted common stock, effective March 31, 2006. A total of $82,500 has been accrued as of June 30, 2007 under this consulting and a similar, prior consulting arrangement

                SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     In fiscal years ended June 30, 2007 and 2006, respectively, two of our officers were entitled to compensation in excess of $100,000, as reflected in the table below. There were no stock options, warrants or similar grants to any officer or director, made during the fiscal year ended June 30, 2007, except for the following stock options granted effective July 1, 2006:

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

     The following table provides certain summary information concerning The compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to the Company and its subsidiaries:

                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP
ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS
COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)
($)
Ernest Papadoyianis 2005  180,250       0          0          0            0              0
0
                    2006  180,250       0          0          0            0              0
0
                    2007  180,250    23,824        0          0      500,000              0
0

X.T. ?Sal? Cherch   2005  180,250       0          0          0            0              0
0
                    2006  180,250       0          0          0            0              0
0
                    2007  180,250    23,824        0          0      500,000              0
0

Robert Hipple <F3>  2005   10,000       0          8,000      0            0              0
0
                    2006   34,000       0         15.000      0            0              0
0
                    2007   66,000       0          0          0      250,000              0
0

<F1>   Refers to fiscal years ending June 30.
<F2>   The amounts referred to as salary reflect salaries accrued for each named officer and do not necessarily reflect amounts actually paid during the fiscal year.
<F3>   The amounts listed reflect amounts paid or due to CF Consulting, LLC for its contracted services, through which Mr. Hipple acts as CFO and
       General Counsel.
       CF Consulting also was issued 16,667 shares of restricted common stock in 2005 as part of this compensation, valued at $8,000, and 250,000 shares of restricted common stock in 2006 as part of this compensation, valued at $15,000, and received an option grant of 250,000 shares in
       2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2007, based on information available to us, by (i) each person who is known by us to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission; (ii) each of our Company?s directors;
(iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

Name                                    Shares of         Percentage<F1>
                                     Common Stock
                                   -----------------     ----------------
Ernest D. Papadoyianis (O,D)<F2> <F3>  5,939,060               30.69%
Xavier T. Cherch (O,D)<F2> <F3>        5,914,377               30.57%
Robert Hipple <F3><F4>                     2,179                   -
Gregry A. Lewbart (D)<F3><F5>             12,500                 .06%
Don C. Tewksbury (D)<F3>                  12,500                 .06%
James Harvey (D)<F3>                      12,500                 .06%
                                    ---------------       ----------------
All officers and directors,
 as a group                           11,893,116               61.44%
                                    ---------------       ----------------
<F1>  Based upon 19,349,269 shares outstanding at June 30, 2007.
<F2>  Neptune  Industries, Inc. had two classes of  preferred  stock  issued and outstanding at June 15, 2006. The 2005 Class A Preferred Stock was a voting, convertible preferred stock which was issued to Ernest Papadoyianis (750,000 shares) and X.T. ?Sal? Cherch (750,000 shares) in payment and satisfaction of accrued salaries and expenses totaling $408,121 owed to them by the company. The 2005 Class A Preferred Stock is convertible into common shares on the basis of ten shares of common to each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 2,500,000 shares if fully converted.
      The 2005 Class B Preferred Stock is a voting, convertible preferred stock which was issued to Ernest Papadoyianis (1,750,000 shares) and Sal Cherch (1,750,000 shares)in payment and satisfaction of accrued salaries and Expenses totaling $175,444 owed to them by the company. The 2005 Class B Preferred Stock is convertible into common shares on the basis of six shares of common for each share of preferred, as adjusted for the one for six reverse split of the common shares, or a total of 3,500,000 shares if fully converted. All of these preferred shares were converted into 6,000,000 common shares in June, 2007.
<F3>  The addresses for all officers and directors is care of the Company at
      21218 St. Andrews Blvd., Suite 645, Boca Raton, FL 33433.
<F4>  Mr. Hipple serves as contract CFO and General Counsel of the Company, but is not an elected officer or a director of the Company. He serves under a Consulting Agreement between the Company and CF Consulting, LLC, which he also serves as Managing Director, but is not a member. Mr. Hipple owns 2,179 common shares of the Company directly. Mr. Hipple?s wife owns 16,834 Common shares purchased in the open market, CF Consulting, LLC owns 447,958 shares and iTrustFinancial, Inc. owns 16,667 shares, as to all of which Mr. Hipple disclaims beneficial interest. Mr. Hipple?s wife is the owner of all of the outstanding shares of iTrustFinancial, Inc. and is the majority (99 percent) member of CF Consulting, LLC.
<F%>  Mr. Lewbart resigned as a director of the Company for personal reasons in May, 2007, but remains a member of the Company?s Advisory Panel

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

3.7.*    By-laws of Neptune Industries, Inc.

31 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Exhibits were previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by our current auditors Berman, Hopkins, Wright & LaHam CPAs and Associates, LLP for professional services rendered for the year ended June 30, 2007:

                      Service                              2007
    --------------------------------------------  -----------------------
Audit Fees                                    $                 6,469
Audit-Related Fees                                                  -
Tax Fees                                                            -
All Other Fees                                                      -
                                                  -----------------------
Total                                         $                 6,469
                                                  =======================

The following is a summary of the fees billed to us by our former auditors Dohan and Company CPAs, P.A. for professional services rendered for the year ended June 30, 2007:

                      Service                              2007
    --------------------------------------------  -----------------------
Audit Fees                                    $                12,028
Audit-Related Fees                                                  -
Tax Fees                                                            -
All Other Fees                                                      -
                                                  -----------------------
Total                                         $                12,028
                                                  =======================


Audit Fees - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

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

Neptune Industries, Inc.
By: /s/ Ernest Papadoyianis                    Dated:      October 15, 2007
    ---------------------------
    Ernest Papadoyianis
    President and Chief Executive Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Ernest Papadoyianis                                     October 15, 2007
-----------------------
President and Chief Executive Officer

/s/ Robert Hipple                                           October 15, 2007
------------------
Chief Financial Officer

/s/ X. T. ?Sal? Cherch                                      October 15, 2007
--------------
Director

/s/ William H. Ryan                                         October 15, 2007
-----------------
Director

/s/ James M. Harvey                                         October 15, 2007
-------------------
Director

/s/  Don C. Tewksbury                                       October 15, 2007
-------------------
Director






























1

20

F-21


31