Form 10QSB
period 2007-09-30
NEPTUNE INDUSTRIES, INC.
filed 2007-11-19
CIK 1138659

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2007

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

                                                 [x]Yes  [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of November 1, 2007 was 22,532,723 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_





                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                         PERIOD ENDED SEPTEMBER 30, 2007
                              TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS.....................................................F-1

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 1

Item 3.

CONTROLS AND PROCEDURES................................................... 4

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS......................................................... 5

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............... 5

Item 3.

DEFAULTS UPON SENIOR SECURITIES........................................... 5

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 5

Item 5.

OTHER INFORMATION ........................................................ 5

Item 6.

EXHIBITS ................................................................. 5


Signatures ............................................................... 6







Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET


                                                           September 30, 2007
                                                              (unaudited)
                                                            ---------------

ASSETS
Current Assets
  Cash and equivalents                                      $    1,220,976
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                       48,123
  Inventory                                                        427,482
  Prepaid expenses                                                   6,275
  Deposit on equipment                                              15,000
  Deferred costs                                                    54,044
  Security deposits                                                 17,444
                                                                -------------
  Total Current Assets                                           1,789,344
Property and equipment, net of
     accumulated depreciation of $434,394                          374.272
                                                              -------------
Total Assets                                                 $   2,163,616
                                                              =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                                           $     129,907
  Accrued and other current liabilities                            823,660
  Convertible notes payable                                        285,000
  Notes payable-officers                                           107,388
                                                               ------------
    Total Current Liabilities                                    1,345,955

Long-term liabilities
  Convertible notes                                                229,213
  Convertible debentures                                         2,441,000
  Deferred compensation-stock options                              194,293
                                                                ------------
    Total Long-Term Liabilities                                  2,864,506
                                                                ------------
Total Liabilities                                                4,210,461
                                                                ============


COMMITMENTS AND CONTINGENCIES                                            -





Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized, none issued
  Common Stock, $.001 par value 100,000,000 shares
      authorized, 21,372,865 shares issued and outstanding            21,373
  Additional paid-In capital                                       5,504,043
  Accumulated deficit                                             (7,572,261)
                                                                 ------------
     Total Deficiency in assets                                   (2,046,844)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  2,163,616
                                                                 ============















See accompanying notes.




























                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the three months ended
                                                           September 30,
                                                        2007           2006
                                                     -----------   ------------
Revenues:
 Sales                                              $  111,193     $  255,877
 Cost of sales                                         111,189        332,400
                                                     ----------     ----------
Gross loss                                                   4        (76,523)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                             1,090              -
   Automobile and truck expense                          5,047          6,154
   Depreciation                                            101            357
   Insurance                                             7,169          7,811
   Office                                                  792            824
   Officers salary, related taxes and benefits          93,339         79,844
   Other operating expenses                             18,860          6,403
   Outside services                                     22,455         34,909
   Professional fees                                     8,669          5,695
   Public relations                                     57,151         10,873
   Stock-based compensation                                  -        194,292
   Utilities                                             2,258          2,113
                                                       ---------      ---------
Total expenses from operations                         216,931        349,275
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (216,931)      (425,798)
Other income                                            14,414          1,785
Interest expense                                      (201,299)       (59,185)
                                                       ---------      ---------
Loss before income tax                                (403,813)      (483,198)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (403,813)    $ (483,198)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.020)    $   (0.043)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               20,595,329     11,349,269
                                                     ==========     ==========


See accompanying notes.






                          NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the three months ended
                                                          September 30,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (403,813)  $  (483,198)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       30,244        17,227
    Deferred compensation-stock options                      -       194,292
    Issue of common stock for services                  50,000             -
(Increase) decrease in assets:
    Accounts receivable                                 22,060        (1,538)
    Deferred costs                                      (9,561)       (1,624)
    Inventory                                         (214,791)       63,670
    Deposits                                             5,753        (2,500)
    Prepaid expenses                                    (3,057)          553
 Increase (decrease) in liabilities:
    Accounts payable                                    39,560       (42,610)
    Accrued and other current liabilities              223,991       121,527
    Payroll liabilities                                      -        12,058
                                                      -----------  ----------
  Net cash used by operating activities               (259,614)    (122,141)
                                                      -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Pay-off of notes                                              -       9,770
                                                       ----------  ----------
Net cash provided by financing activities                     -       9,770
                                                       ----------  ----------
Net decrease in cash and equivalents                  (259,614)    (112,371)
Cash and equivalents-beginning                       1,480,590      275,938
                                                       ----------  ----------
Cash and equivalents-ending                         $1,220,976   $  163,567
                                                    ============   ==========

SUPPLEMENTAL DISCLOSURES
Cash paid  during quarter for:
  Interest                                           $     4,492   $  59,185
  Income taxes                                       $         -   $       -
                                                      ==========   ==========

See accompanying notes.










                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since then, the main activities of the Company have been devoted to raising capital; implementing its business plan; commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC; developing, testing and patenting (pending) the Aqua-Sphere and Aqua-Cell (formerly known as S.A.F.E. ) technologies; and completing the food science bio-technology research to discover a suitable protein substitute for fish meal in animal diets, known as Ento-Protein.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida to be operated as Blue Heron Aqua Farms, LLC. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District, with a remaining term of 8 years.
..
This site has become the cornerstone of the South Florida operations of the Company with its extensive infrastructure and future potential for hatchery facilities for fingerling production.

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

The accompanying consolidated financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements that were included in the Form 10-KSB filed by the Company for the year ended June 30, 2007 with the Securities and Exchange Commission.

                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                              (Unaudited)

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

As of September 30, 2007, the Company has approximately $7 million of net operating loss carry-forwards available to affect taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of Control provisions of the Internal Revenue Code, Section 382.

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



             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES (continued)

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk on cash and equivalents. The Company operates both domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each geographic location of the customers of the Company.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of raw materials, such as salt, oxygen and feed, and work in process, represented by the pounds of fish growing in the separate tanks and raceways on the farm property.

During all prior periods ending June 30, 2007, the Company measured its inventories and cost of sales based upon a pre-determined average cost per
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

pound applied to the total pounds of fish at the end of each accounting period. The Company then added in certain additional costs for raw materials and overhead to arrive at the ending inventory figures and to determine cost of sales. Management is now of the opinion that this method has overstated inventory and costs of sales substantially over the past five years, and has not accurately reflected the true operating costs of the business of Blue Heron.

Effective July 1, 2007, the beginning of the current fiscal year, the Company Has changed its method of accounting for its inventory, by adopting a process Inventory system. Under this system, all direct costs of production and the cost of raw materials used each month are allocated to the separate raceways and tanks on the farms in proportion to the number of pounds in each against the total pounds of fish on the farm at the end of each month. This results in a direct cost allocation to each tank and raceway each month, based on the total actual costs for the month. As fish are harvested, the costs allocated to each tank or raceway from which fish are harvested are then charged to cost of sales, on a proportionate basis.

Inventory as reported on the June 30, 2007 audited financial statements was $420,926, exclusive of raw materials, and there were 135,931 pounds of growing fish on hand, resulting in a cost per pound of approximately $3.10, an amount substantially in excess of the average selling price of $2.85 per pound. This higher cost is a direct result of the several years of double counting of certain costs in measuring inventory under the previous system. Actual costs for the inventory in the opinion of management is approximately $2.20 per pound, based on actual costs incurred as well as general cost information available for other producers. Accordingly, management has determined that July 1, 2007 inventory should be reduced to 222,523 a reduction of $222,460. This reduction in value has been charged directly to the accumulated deficit of the Company, because the Company is unable to determine the period-specific effects of the accounting change, for lack of information measuring the requisite amounts in prior periods. This reporting is in conformity with FASB 154, Accounting Change and Error Corrections, Interpretation No. 1.

Inventory at July 1, 2007 consisted of the following, as a result of this write down:

Work in process	  	       $	198,466
Raw materials			       24,057
         Total     	        $   222,523

Inventory at September 30, 2007 consisted of the following:

Work in process	  	       $	384,197
Raw materials			       11,729
         Total     	        $   395,926



              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

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



             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Reclassifications.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $7,389,102 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Management?s plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following at September 30, 2007:

Accrued payroll - officers	              $	426,872
Accrued interest - officers		            102,158
Accrued interest - others		            206,130
Accrued consulting                               85,500
Accrued-other                                     3,000
                                              ------------
                                            $   823,660
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

Pursuant to these employment agreements, the Company accrued a total of $426,872 through the quarter ended September 30, 2007. Cash compensation actually paid was $54,900 for the quarter ended September 30, 2007.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services beginning in February 2005 at a monthly fee of $2,000 for an initial six month period and thereafter at $2,500 per month. CF Consulting also received 100,000 (pre 1 for 6 reverse split) restricted shares of common stock for prior services due of $5,000. A new agreement was entered into with
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 4       ACCRUED OFFICERS COMPENSATION AND INTEREST (continued)

CF Consulting LLC effective September 30, 2006, under which CF Consulting provided CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors.
A total of $85,500 has been accrued as due under the agreements with CF Consulting, LLC as of September 30, 2007. Our Chief Financial Officer,
Robert Hipple, is also a managing director of CF Consulting.

NOTE 5.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messrs. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each. A total of $11,779 interest has been accrued on each of these notes as of September 30, 2007 and is included in accrued current liabilities.

NOTE 6.    NOTES PAYABLE

In August and September, 2007, the holders of convertible debentures with a total face value of $272,000, exercised their right of conversion into common stock of the Company. As a result, 906,666 shares of common stock were issued.

NOTE 7. 	STOCKHOLDERS' EQUITY

A total of 1,406,666 common shares of the Company were issued during the quarter ended September 30, 2007. This total included the 906,666 common shares issued in conversion of convertible debentures and 500,000 shares issued for investor relations services, issued at the discounted market price. A total of $50,000 in expense has been charged in the quarter as a result of the shares for investor relations services.





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

Our mission is to be a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending Aqua-Sphere, which provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

The Company also has successfully completed Phase II testing of its Ento-Protein Meal, which will lead the way to organic production of fish when all testing is completed. The testing is being conducted with Mississippi State University.

The founders of the Company, Messrs. Ernest D. Papadoyianis and Xavier T.
(Sal) Cherch began designing and testing what today is known as the Aqua-Sphere System over nine years ago. The Aqua-Sphere System is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune itself has spent over seven years and more than three million dollars in completing the development of the Aqua-Sphere System, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through its subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron). Blue Heron operates a forty eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind flow-through environment which is virtually extinct in the U.S. today. In October, 2004, the Company completed a state of the art nursery expansion in order to increase production capacity of its sashimi quality hybrid striped bass (branded as Everglades Striped Bass)by over 25%. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the 48 acre site under production at this time, the Company has the capability of producing close to two million pounds of fish per year from this site alone when the site is fully developed.

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

On September 27, 2006, the Company filed a Provisional Process Patent on the Production and Processing of Select Insects into Protein Meal for Fish and Animal Diets. This patent and research was born out of the tremendous need for replacement of fish meal in fish and other livestock diets worldwide. Fish meal has gone up in price considerably over the last year and the wild species targeted for fish meal production are growing scarcer over time. In January, CEO, Ernest Papadoyianis, and COO, Sal Cherch, were invited to Mississippi State University to meet with members of its Entomology Department to discuss research activities for the Company. Mississippi State is a world leader in insect rearing methodology and has been instrumental in developing facilities, diets, and rearing methods for facilities worldwide. The Company commenced its first phase of research and testing with Mississippi State in the third quarter of 2007, and has now successfully completed Phase II testing.

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

Risk Factors.

The Company has identified certain risk factors connected with its operations and an investment in the Company, which are listed in detail under Risk Factors in the Form 10-KSB filed by the Company for the fiscal year ended June 30, 2007.

Comparison of Operating Results

Gross revenues for the quarters ended September 30, 2007 and 2006 were $111,193 and $255,877, respectively. Cost of sales for the same periods were $111,189 and $332,400,respectively, resulting in gross profit of $4 and a Gross loss of $(76,523), respectively. The decrease in sales and cost of sales is attributed to lack of harvestable inventory during the three months ended September 30, 2007. Operating expenses for the quarters ended September
30, 2007 and 2006 were $216,931 and $349,275, respectively, resulting in net losses of $(403,813) for the quarter ended September 30, 2007 compared to $(483,198) for the quarter ended September 30, 2006. The fluctuation in Operating expenses is primarily related to stock compensation in the prior year quarter.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2007 and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 1,406,666 common shares of the Company were issued during the quarter ended September 30, 2007. This total included the 906,666 common shares issued in conversion of convertible debentures and 500,000 shares issued for investor relations services, issued at the discounted market price. A total of $50,000 in expense has been charged in the quarter as a result of the shares for investor relations services.

As a result of these changes, a total of 21,372,865 common shares were outstanding at the end of the quarter ended September 30, 2007.

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

On October 12, 2007, the Company announced that, at a Special Meeting of the Board of Directors of the Company held on October 3, 2007, the Company increased the size of its Board of Directors from five to seven and that, on October 10, 2007, Mr. Eric Yager was extended an offer to join the Board to fill one of the newly created vacancies, and accepted the invitation on that date. A second invitation was extended to Mr. Frank J. Garofalo, who also accepted the invitation.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director


























1

-i

F-11

4