Form 10QSB
period 2007-12-31
NEPTUNE INDUSTRIES, INC.
filed 2008-02-19
CIK 1138659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended December 31, 2007

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

                                                 [x]Yes  [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of January 31, 2008 was 24,512,342 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_












                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                         QUARTER ENDED DECEMBER 31, 2007

                              TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

Item 1. FINANCIAL SATEMENTS..............................................F-1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 1

Item 3.CONTROLS AND PROCEDURES............................................ 9

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.................................................10

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......10

Item 3. DEFAULTS UPON SENIOR SECURITIES...................................10

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

Item 5. OTHER INFORMATION.................................................10

Item 6. EXHIBITS..........................................................10


Signatures ...............................................................11


























Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET


                                                           December 31, 2007
                                                              (unaudited)
                                                            ---------------

ASSETS
Current Assets
  Cash and equivalents                                      $      740,084
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                       73,964
  Inventory                                                        515,119
  Prepaid expenses                                                  43,108
  Deposit on equipment                                              15,000
  Deferred costs                                                    71,388
  Security deposits                                                 18,656
                                                                -------------
  Total Current Assets                                           1,477,319
Property and equipment, net of
     accumulated depreciation of $456,423                          427.415
                                                              -------------
Total Assets                                                 $   1,904,734
                                                              =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                                           $     174,786
  Accrued and other current liabilities                            387,427
  Convertible notes payable                                        815,213
  Notes payable-officers                                            89,888
                                                               ------------
    Total Current Liabilities                                    1,467,314

Long-term liabilities
  Convertible debentures                                         1,790,000
  Deferred compensation-stock options                              194,293
                                                                ------------
    Total Long-Term Liabilities                                  1,984,293
                                                                ------------
Total Liabilities                                                3,451,607
                                                                ============


COMMITMENTS AND CONTINGENCIES                                            -




                                    F-1

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized, 482,500 issued
	and outstanding									482
  Common Stock, $.001 par value 100,000,000 shares
      authorized, 23,030,668 shares issued and outstanding            23,031
  Additional paid-In capital                                       6,523,574
  Accumulated deficit                                             (8,093,960)
                                                                 ------------
     Total Deficiency in assets                                   (1,546,873)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  1,904,734
                                                                 ============






































See accompanying notes.






                                    F-2
                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the three months ended
                                                           December 31,
                                                        2007           2006
                                                     -----------   ------------
Revenues:
 Sales                                              $  128,444     $  207,835
 Cost of sales                                         184,641        284,376
                                                     ----------     ----------
Gross loss                                             (56,197)       (76,541)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                               445              -
   Automobile and truck expense                          9,463          4,081
   Depreciation                                            122             64
   Insurance                                            25,731          9,669
   Office                                                1,439          1,652
   Officers salary, related taxes and benefits         178,879         92,328
   Other operating expenses                             15,048         45,370
   Outside services                                     54,397         22,703
   Professional fees                                     5,830         10,651
   Public relations                                     10,823         13,500
   Stock-based compensation                                  -        194,292
   Utilities                                             3,116          1,981
                                                       ---------      ---------
Total expenses from operations                         305,293        201,999
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (361,490)      (278,540)
Other income                                            11,377         75,171
Interest expense                                      (175,959)       (82,468)
                                                       ---------      ---------
Loss before income tax                                (526,071)      (285,837)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (526,071)    $ (285,837)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.023)    $   (0.025)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               22,612,026     11,349,269
                                                     ==========     ==========


See accompanying notes.




                                   F-3

                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the six months ended
                                                           December 31,
                                                        2007           2006
                                                     -----------   -----------
Revenues:
 Sales                                              $  239,347     $  463,712
 Cost of sales                                         296,383        616,296
                                                     ----------     ----------
Gross loss                                             (57,036)      (152,584)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                             1,535              -
   Automobile and truck expense                         14,511         10,238
   Depreciation                                            224            420
   Insurance                                            33,387         17,480
   Office                                                2,230          2,473
   Officers salary, related taxes and benefits         272,218        169,515
   Other operating expenses                             24,593         51,773
   Outside services                                     76,852         57,612
   Professional fees                                    13,629         16,346
   Public relations                                     67,973         24,373
   Stock-based compensation                                  -        194,292
   Utilities                                             5,374          4,094
                                                       ---------      ---------
Total expenses from operations                         512,526        548,616
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (569,562)      (701,200)
Other income                                            25,792         76,956
Interest expense                                      (374,039)      (141,653)
                                                       ---------      ---------
Loss before income tax                                (917,809)      (765,897)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (917,809)    $ (765,897)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.041)    $   (0.067)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               22,612,026     11,349,269
                                                     ==========     ==========


See accompanying notes.



                                   F-4


                          NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the six months ended
                                                          December 31,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (917,809)  $  (765,897)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       27,054        34,161
    Common stock issued for services                    50,000             -
    Deferred compensation-stock options                      -       194,292
 (Increase) decrease in assets:
    Accounts receivable                                 (3,781)      (41,289)
    Deferred and direct costs                          (26,905)       (1,624)
    Inventory                                         (292,660)      120,536
    Deposits                                             4,541       (12,500)
    Prepaid expenses                                   (39,890)       (5,562)
 Increase (decrease) in liabilities:
    Accounts payable                                    84,439       (56,007)
    Accrued and other current liabilities              459,429       258,290
                                                    -------------  ----------
  Net cash used by operating activities               (655,582)     (275,599)
                                                    -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Equipment purchased                                (25,663)            -
    Leasehold improvements                             (41,761)            -
                                                    -------------   ----------
  Net cash used in investing activities                (67,424)            -

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible notes                            -       238,000
  Pay-off of notes                                     (17,500)            -
                                                     ------------   ----------
Net cash provided by financing activities              (17,500)      238,000
                                                     ------------   ----------
Net decrease in cash and equivalents                  (740,506)      (37,599)
Cash and equivalents-beginning                       1,480,590       275,938
                                                     ------------   ----------
Cash and equivalents-ending                         $  740,084    $  238,339
                                                     ============   ==========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
  Interest                                          $    4,492    $   36,201
  Income taxes                                      $        -    $       -
                                                      ===========   ==========
Non-cash financing activities:
  Preferred stock issued for accrued compensation   $  482,500    $       -
  Common stock issued on debt conversion and for
    Accrued interest                                $  811,171    $       -



See accompanying notes.           F-5
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. The activities of the Company are conducted through subsidiary operations, and can be divided into two principal line of operation: (1) aquaculture and related farming operations, and (2) research, development and commercialization of new aquaculture industry technologies.

Since June 2001, the Company has operated a striped bass farming operation as manager of a 48 acre established fish farm in Florida City, Florida. This farm has been managed by Blue Heron Aqua Farms, LLC, a Florida limited liability company in which the Company has a 99 percent interest. The leasehold interest on the farm property is held by South Florida Aquaculture, Inc., and Blue Heron has acted as manager of the farm. On January 1, 2008, Blue Heron acquired a controlling interest (85+%)of South Florida Aquaculture, Inc., and as of that date, transferred the management agreement and operations to a newly formed Florida corporation, Blue Heron Aquaculture, Inc., a wholly-owned subsidiary of the Company. The farm maintains a 41,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District, with a remaining term of 7 years.

Through its wholly-owned subsidiary, Aqua Biologics, Inc., the Company has continued research and development initiated in 2000 by our two founders, Ernie Papadoyianis and Sal Cherch, into more environmentally friendly aquaculture methods and devices. As a result of that continuing research, Aqua Biologics has completed installation and testing of the AquaSphere? closed containment farming (aquaculture) system, and also has completed initial tests of its revolutionary Ento-Protein?, a next generation protein designed to replace fish meal as the primary source of protein in fish feed. This research is being conducted jointly with Mississippi State University.

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

The accompanying consolidated financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions
                                  F-6
                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                              (Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements that were included in the Form 10-KSB filed by the Company for the year ended June 30, 2007 with the Securities and Exchange Commission.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity date of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment consists of equipment, leasehold improvements, office furniture and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years to fifteen years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income when realized. Expenditures related to the research and development activities of Aqua Biologics, representing patent filing costs, have been capitalized as Deferred Costs, and will be recovered on grant of the patents and commencement of use of the patented technology, which is anticipated to be during 2008.

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

As of December 31, 2007, the Company has approximately $8 million of net operating loss carry-forwards available to affect taxable income and has established a valuation allowance equal to the tax benefit of the net
                                    F-7
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES (continued)

operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Stock Compensation for Services Rendered

The Company has issued restricted shares of common stock to non-employees in exchange for services rendered. Common stock issued to non-employees for services received are based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

As of December 31, 2007, the Company issued a total of 482,500 shares of Series A Convertible Preferred Stock in payment and satisfaction of a total of $482,500 of accrued salaries and fees due to its principal officers, Mr. Papadoyianis and Mr. Cherch, and to CF Consulting, LLC, under a Consulting agreement.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of raw materials, such as salt, oxygen and feed, and work in process, represented by the pounds of fish growing in the separate tanks and raceways on the farm property.

During all prior periods ending June 30, 2007, the Company measured its inventories and cost of sales based upon a pre-determined average cost per pound applied to the total pounds of fish at the end of each accounting period. The Company then added in certain additional costs for raw materials and overhead to arrive at the ending inventory figures and to determine cost of sales. Effective July 1, 2007, the Company changed its method of accounting for its inventory, by adopting a process Inventory system. Under this system, all direct costs of production and the cost of raw materials used each month are allocated to the separate raceways and tanks on the farms in proportion to the number of pounds in each against the total pounds of fish on the farm at the end of each month. This results in a direct cost allocation to each tank and raceway each month based on the total actual costs for the month. As fish are harvested, the costs allocated to each tank or raceway from which fish are harvested are then charged to cost of sales, on a proportionate basis.

Inventory as reported on the June 30, 2007 audited financial statements was $420,926, exclusive of raw materials, and there were 135,931 pounds of growing fish on hand, resulting in a cost per pound of approximately $3.10, an amount substantially in excess of the average selling price of $2.85 pound. This higher cost is a direct result of the several years of double counting of certain costs in measuring inventory under the previous system. Actual costs for the inventory in the opinion of management is approximately $2.20 per pound, based on actual costs incurred as well as general cost information available for other producers. Accordingly, management has determined that July 1, 2007 inventory should be reduced to $222,523 a reduction of $222,460. This reduction in value has been charged directly to the accumulated deficit of the Company, because the Company is unable to determine the period-specific effects of the accounting change, for lack of information measuring the requisite
                                    F-9
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

amounts in prior periods. This reporting is in conformity with FASB 154, Accounting Change and Error Corrections, Interpretation No. 1.

Inventory at July 1, 2007 consisted of the following, as a result of this write down:

Work in process	  	       $	198,466
Raw materials			       24,057
         Total     	        $   222,523

Inventory at December 31, 2007 consisted of the following:

Work in process	  	       $	484,674
Raw materials			       30,445
         Total     	        $   515,119

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions. For the Company, the accounting estimates requiring the most difficult and sensitive judgments of management are inventory valuation, recognition and measurement of income tax assets and liabilities, and accounting for stock=based compensation.

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

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 ?Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards?. EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders? equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact of EITF 06-11 but does not expect
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

that it will have a material effect on our financial statements.

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with FAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

Reclassifications.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $8,093,960 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Management?s plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following at December 31, 2007:

Accrued payroll - officers	              $	 69,396
Accrued interest - officers		            117,200
Accrued interest - others		            172,331
Accrued consulting                               26,501
Accrued-other                                     2,000
                                              ------------
                                            $   387,427
This total included $163,126 in accrued interest on debenture notes which was paid on January 15, 2008 by the issue of common shares to the note holders.

NOTE 4       ACCRUED OFFICERS COMPENSATION AND INTEREST

Effective February 8, 2000, the Company entered into five-year employment Agreements (the Agreements) with two key members of management. These
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                            (Unaudited)

NOTE 4       ACCRUED OFFICERS COMPENSATION AND INTEREST (continued)

agreements have been renewed automatically for additional five year terms. The Agreements also state that the two key members of management are entitled to and automatically receive a cost of living adjustment calculated in proportion to the upward change in the consumer price index U.S. Average All Items (1967=100), published by the U.S. Department of Labor.

Pursuant to these employment agreements, the Company accrued a total of $469,396 through the quarter ended December 31, 2007. Cash compensation actually paid was $54,900 for the quarter ended December 31, 2007. As of December 31, 2007, a total of $400,000 of the accrued salaries was paid by the issuance of 400,000 shares of Series A Convertible Preferred stock.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services effective December 31, 2006, under which CF Consulting has provided CFO and General Counsel services to the Company in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors.
A total of $109,001 had been accrued as due under the agreements with CF Consulting, LLC as of December 31, 2007. A total of $82,500 of the accrued amount was converted into 82,500 shares Series A Convertible Preferred stock on December 31, 2007.

NOTE 5.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire the outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. Accrued interest on this note was later converted to preferred stock. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messrs. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each. A total of $13,485 interest has been accrued on each of these notes as of December 31, 2007 and is included in accrued current liabilities.

NOTE 6.    NOTES PAYABLE

During the quarter ended December 31, 2007, the holders of convertible debentures and notes with a total face value of $356,250, exercised their right of conversion into common stock of the Company. As a result, 1,258,958 shares
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDING DECEMBER 31, 2007
                            (Unaudited)

NOTE 6.    NOTES PAYABLE (continued)

of common stock were issued in payment of the $356,250 plus accrued interest of $25,250.

NOTE 7. 	STOCKHOLDERS' EQUITY

A total of 1,657,803 common shares and 482,500 preferred shares of the Company were issued during the quarter ended December 31, 2007. This total included the 1,258,958 common shares issued in conversion of convertible debentures and notes, 398,845 common shares issued in payment in kind of interest due at September 30, 2007 on convertible debentures in the amount of $157,671, and 82,500 in Series A Convertible Preferred shares issued in payment of $82,500 in accrued compensation and consulting fees. The Series A Convertible Preferred stock is convertible at the election of the holder at a ratio of one preferred share for ten common shares, and votes on a par with the common shares, with each preferred share having the number of votes as if converted into common shares.































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

We were incorporated in the State of Florida on May 8, 1998. We operate on a June 30 fiscal year. Our common shares are traded on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming)and in the development of new technologies, systems and products that directly address some the key challenges faced by the aquaculture industry today.

Our mission is to utilize our expanding production operations base of all-natural, sustainable farm raised seafood products, as the working platform for the development of innovative, next-generation technologies to dissolve current industry bottlenecks. Further, our commitment is one of system integration that focuses on ?zero waste?. Fish, organic produce, and waste-to-energy systems synergize to form a production model with multi-revenue streams.

FARMING OPERATIONS

In our farming operations, our mission is to be a leading supplier of sustainable seafood products and organic produce through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, hydroponic operations, processing facilities, wholesale distribution, and value-added product lines.

ACQUISITIONS

Our business model also contemplates a number of acquisitions, both of other farming and hydroponics operations and also of processing and distribution facilities, so we can vertically expand, and, more importantly, can control all aspects of the integrated process, to insure that the resulting products are as close to all-natural, sustainable seafood products as it is currently possible to achieve, and so that we can seek organic certification of the entire process.


                                  -1-
TECHNOLOGY

We have applied for patents and made significant progress in the development of two technology platforms, one of which we have trademarked Ento-Protein?, and the second of which we have trademarked Aqua-Sphere?. Each of these disruptive technologies addresses what the Company believes to be the two, mission critical, challenges facing the aquaculture industry today

Closed Containment Farming

The core technology driving our business model is the patent-pending AquaSphere??, which provides a highly efficient, environmentally friendly solution to the multiple problems with existing seafood production methods, while opening up new areas of the world to commercial scale aquaponics (fish farming and hydroponic farming integrated into a single operation). The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expand and enhance our business model.

Sustainable Fish Feed

Our second major technology development is our Ento-Protein?? sustainable, high protein meal derived from insects, as a substitute for and replacement of fish meal. This research is being conducted under a cooperative research agreement with Mississippi State University.

I Aqua-Sphere

A) Background

In October 1996, prior to the formation of Neptune, the Company?s founders, Papadoyianis and Cherch, pioneered what they believe to be the first quarry lake aqua-farm in South Florida. The pilot scale farm was conceived, constructed and financed by Papadoyianis and Cherch, in a 60 acre lake in Hallandale FL. The operation was a test site to determine (1) the feasibility of raising fish in large inland bodies of water utilizing cages/net pens; (2) to accumulate preliminary data regarding production costs and future pricing, and (3) to determine the marketability and desirability of specific selected species.

Operations consisted of six, 4-foot x 8-foot x 6-foot deep cages. Approximately 5,000 pounds of catfish, tilapia, and hybrid striped bass were raised in the first year and given to local wholesale and retail purveyors at no charge, as a grass-roots marketing effort to determine the quality perception and demand. Each purveyor was interviewed and completed a market survey aimed at determining their potential product needs and establishing pricing guidelines. From 30 original customers, all but two remain today on the Company?s existing customer list.

During this period, the first rudimentary ?Eco-tank? was developed, as the precursor to the Aqua-Sphere?. Papadoyianis and Cherch used large pre-formed black polyethylene planters (used in the landscaping industry) for a solid walled tank. Foam cylinders were attached to act as floating collars around the top of the tanks, and a wood frame top with plastic netting served as the top. Modified airlifts with PVC plastic pipe were added to the sides for circulation. The systems were initially used as prototype models of what the founders conceived would become the Eco-Tank. Later, since the system performed far better than anticipated, it was used to hold and isolate 50 to 100 fish overnight in preparation for orders. The system worked quite well in keeping the fish calm and free from predation.

The conclusion reached by Papadoyianis and Cherch from these early efforts was that conventional technology, in the form of cages and net pens, had such overwhelming deficiencies that a new production system was necessary for the aquaculture industry as a whole to be able to raise fish in closed bodies of water on a profitable, and environmentally sustainable basis. Over the next three years, and two additional pilot operations, Neptune?s founders, Papadoyianis and Cherch, conceptualized and developed the key elements of a new production system, which today is called the Aqua-Sphere?.

In May, 1998, Neptune Industries was founded by Papadoyianis and Cherch with the vision of developing sustainable fish farms, and further developing and deploying sustainable, eco-friendly technologies for and in the quarry lakes of South Florida. Following the formation of Neptune, Papadoyianis and Cherch granted Neptune the exclusive right to develop and use this new system in North America, and a right of first refusal to use it the rest of the world, in return for Neptune paying for the costs of further development and for the patent application costs for them. This arrangement was reduced to an agreement incorporating the agreed terms dated June 1, 1998.

The Aqua-Sphere? System, which is the result of this cooperative agreement, is designed to address and resolve the objections of environmentalists to the common methods of aquaculture used today, and for thousands of years in the past, which result in significant pollution, escapism, and other environmental problems.

In January, 1999, a joint venture operation was initiated by Neptune and Ryan Inc. of Deerfield, Florida under the name Aquaculture Specialties, Inc. The joint venture bought cages, floating docks and equipment from an existing farm operation in northern Florida, and installed it in a 20 acre quarry lake in Fort Lauderdale Florida, and included a 200 foot floating dock and 32 floating cages, many of which were three times larger than the original cages. Using the original design created by Papadoyianis and Cherch, the Company installed several of the first components of the Eco-Tank on that farm. One of these was a solar-powered, automatic feeding system that allowed all 32 cages to be fed on pre-determined schedules throughout the day to maximize growth and minimize labor costs. Another was an automated, pressurized water system which could be used to clean equipment and wash docks and cages to maintain bio-security. The founders also created and used a revolutionary concept which they called ?the cage sleeve? which also was used at the site. This device was designed to encapsulate an entire cage, thereby isolating the fish inside the cage from the surrounding waters for medication purposes. This allowed for treatment of disease. The development and testing of the feeding system, the pressurized water and, more importantly, the ?cage sleeve? were the first steps in the nine year development of what has resulted in today?s Aqua-Sphere?. This operation ran for two years and produced multiple crops of hybrid striped bass, tilapia, catfish, and koi.

Although this pilot was successful in many aspects, major production issues were experienced with stocking, harvesting, predation, pollution, escarpment, disease, and low oxygen conditions. At this stage, it became obvious to Papadoyianis and Cherch, that in order to utilize the abundant quarry lake resources in Florida and throughout the US, new system technology would have to be developed. The completion of the ?Eco-tank? would be critical. In early 2000, through an affiliation already begun by Papadoyianis and Cherch, the State of Florida?s Port Manatee hatchery began offering excess redfish fingerlings to Aquaculture Specialties, Neptune?s joint venture operation, for experimentation in quarry lakes. Experimentation at the Fort Lauderdale site proved unsuccessful in rearing redfish, because the groundwater lacked sufficient calcium, sodium and hardness. In October 2000, the Company made arrangements to use a different quarry site in Fort Lauderdale that had brackish water, higher salinity, and was used as a cooling discharge for Florida Power & Light Company. Redfish fingerlings were stocked into four, 4-foot x 8-foot x 6-foot deep cages, and raised to market in six and a half months. Although the production was successful this time, bio-fouling and escapement were major problems. Further refinements were made, however, to the engineering models for the future solar powered automatic feeding system.

In December, 2001, management determined that the 20 acre site had provided all the data and opportunity it could. The joint venture partners amicably agreed to end operations, although William Ryan, President of the Ryan Group, still serves as a member of Neptune?s Board of Directors.

In November, 2004, Neptune retained the law firm of Malin, Haley and DiMaggio, PA to begin the patent process and trademark for SAFE (the original Name for the Aqua-Sphere? system). As a result, in January, 2005, a provisional patent application was filed in the names of Papadoyianis and Cherch, as provided in their agreement with the Company, for the ?Aquatic Habitat and Ecological Tank?, originally called the Eco-tank, but which is today known as Aqua-Sphere?. In January, 2006, the full patent application was filed.

In April, 2006, the Company entered into an agreement with Coastal Tech Fiberglass to build the first, prototype sized [15 foot] Aqua-Sphere? with full functionality. This tank was used to test and confirm all aspects of the Aqua-Sphere? concept before making second generation design improvements. The prototype was not self-supporting as it did not include any built in floatation. This initial tank was manufactured using fiberglass to conserve capital and fiberglass was not intended to be the final material.

In May, 2007, the first pilot scale Aqua-Sphere? was installed in a 30 acre quarry lake in Florida City, FL. The pilot system was fully integrated with a solid waste recovery system, land-based methane digestion, and hydroponics greenhouse. The system was stocked with 1,000 juvenile hybrid striped bass. All of the solid waste is then trapped, and pumped to shore into an anaerobic digester. One by-product of the digested waste is bio-gas (methane) which, in the future, will be used to augment energy requirements for the air-powered Aqua-Sphere? system. The digested waste then is diverted to fertilizer sumps for use in the hydroponic greenhouse, where organic lettuce, basil, thyme, and dill are grown.

In early 2007, the Company also was contacted by Discovery Channel Canada, which proposed a filming opportunity for a fisheries related series, called, ?What?s That About?. The producers were interested in documenting a diversity of venues in the seafood, commercial fisheries, aquaculture, and future technology areas of the industry. Discovery Channel had read about the Aqua-Sphere technology, and our farming operations, and wanted to film what they believed could be the next generation eco-friendly aquaculture technology for the show. In June, 2007, Discovery Channel Canada visited our Blue Heron farm site and the nearby Lake Linda site, where they spent the day filming both of our land-based operations, and the fully integrated Aqua-Sphere system with waste collection, methane digestion, and hydroponic vegetable production. The show, which is titled, ?HOOK, LINE AND SINKER? is scheduled to air on February 23, 2008 at 7PM in Canada. The rights to the show have also been syndicated to National Geographic Explorer, which will air the show sometime in the Fall of 2008.

In July, 2007, Neptune incorporated Aqua Biologics of Canada, Ltd., as a Wholly-owned Canadian subsidiary of Aqua Biologics, Inc., to act as the technology development entity for Aqua Biologics in Canada. AB Canada is a Canadian national company based in British Columbia. In June, 2007, John Holder, of JLH Consulting in Vancouver, British Columbia, agreed to join the Board of AB Canada. Mr. Holder has been a been an active figure as a consultant, engineer and systems designer in the salmon industry in Canada and worldwide for over 30 years

In August, 2007, federal trademarks were granted for ?Aqua-Sphere? and Aqua-Cell?. Also in August, 2007, a Patent Cooperative Treaty application was submitted, as the precursor to filing international patents for the Aqua-Sphere? system. In December, 2007, the Company filed European patents, again in the names of Papadoyianis and Cherch, as agreed.

On October 30, 2007, the Company entered an agreement with one of the top plastics engineers in the country to assist in the design, engineering and material analysis of our next generation Aqua-Sphere?.

On December 12, 2007 the Company signed an agreement with a large plastics design and fabrication company to manufacture Aqua-Sphere?.

In 2008, after more than 12 years of serious and committed development, both
By our founders initially, and thereafter in the Company, Neptune expects to deploy itself, and to have ready for distribution and sale, the first commercial production models of Aqua-Sphere?. Based on the already enormous interest in these systems communicated to the Company from potential customers, not only in North American and Europe, but also from around the globe, the Company anticipates that commercial operations for its Aqua-Sphere? division can begin in early 2009.

II  Ento-Protein

In June 2006, during a strategic planning meeting, discussions arose regarding the tremendous bottleneck facing the aquaculture industry with finding suitable replacements for fishmeal in aquaculture feeds. Then existing research had concentrated on vegetable proteins, which were not proving very successful for carnivorous species. Fishmeal and fish feed were rapidly escalating in price due to supply constraints, and industry observers agreed that this $7 billion market was ripe for technology innovation.

In the weeks that followed, several suggestions arose as alternative sources for fish meal, including rats, insects, snails, worms and fish processing waste, and extensive research was conducted. The team quickly concluded that insects appeared to offer the greatest commercial potential. The fact that freshwater fish consume insects continuously was one of several key factors in our initial thinking. For example, some species such as trout, thrive almost exclusively on microscopic insects living and hatching from the riverbed.

Following the decision to pursue insect protein as a fish meal substitute, management began further development of the concept and also began due diligence on the top entomology programs in the country in order to identify a cooperative research partner to conduct future research and development, with the goal of bringing a breakthrough product to market in a two to three year period.

As a result of the preliminary work done by the Company, in July, 2006, we retained Robert M. Downey, PA to begin a patent search and to file a provisional patent for the Company. In September, 2006, a provisional patent was filed by Neptune Industries (in its own name) for ?Production and Processing of Insects for Transformation into Protein Meal for Fish and Animal Diets.? In April, 2007, a trademark application was filed for ?Ento-Protein? as an intent to use filing.

In December, 2006, after extensive due diligence on various university entomology departments, management contacted Dr. Frank Davis, Professor Emeritus in the Entomology Department at Mississippi State University (MSU). In January, 2007, Papadoyianis and Cherch visited Mississippi State and met with Dr. Davis who has over 30 years experience in rearing a variety of insect species for agricultural research. He has traveled internationally and assisted other governments in insect rearing programs to eradicate pest species. Dr. Davis also began the first insect rearing course ever in 2000 at MSU to teach students how to raise quality insects. Dr. Davis also has agreed to serve as a member of Neptune?s Advisory Board.

In April, 2007, Neptune executed its first memorandum of understanding with MSU to officially begin its research relationship and to start its initial (Stage 1a) research experiments. Stage 1a involved the cooperative efforts of MSU and Neptune to develop a comprehensive listing of optimal production qualifications and parameters in order to qualify, or narrow down, the list of insect species.

Once the list was created, a complete literature search was conducted to carefully review species characteristics, nutritional analyses, etc. The literature search proved to be extensive. This information was reviewed and summarized by MSU data tables were created, where applicable, to indicate nutritional profiles where they were available.

Four insect species emerged as the most promising mass production candidates. These four species were then acquired by MSU, dried, and sent to an independent laboratory for complete nutritional profiles, including amino acid, fatty acid, and quantitative analyses. Of the four analyses completed, two species showed considerably greater nutritional profiles, and were selected as the two candidates for future research.

In August, 2007, Neptune executed its second memorandum of understanding with MSU to commence Stage 1b research experiments. Stage 1b involved feed acceptability and concurrent feed trials for ?off-flavor? analysis. Dried insect meal from a select species, internally referenced as Species ?A?, was prepared at MSU and shipped to Zeigler Bros. feed mill in Gardners, PA for inclusion in an experimental diet, at a rate equal to the normal fishmeal portion in the control diet, i.e., 100 percent fishmeal replacement.

In September, 2007, a utility (non-provisional) patent application was filed by Neptune Industries for ?Production and Processing of Insects for Transformation into Protein Meal for Fish and Animal Diets.? In December, 2007, the trademark filed for ?Ento-Protein?? was approved for registration by the U.S. Patent and Trademark Office. The official registration is anticipated to occur in March or April, 2008.

In October, 2007, an 18 day feeding trial on juvenile hybrid striped bass was conducted at Mississippi State University for diet acceptability and off-flavor testing. Off flavor is an important consideration for any diet development, because changes to the taste, texture or smell of the fish flesh could adversely affect market appeal.

Two treatments, a control (standard fishmeal based) diet and an experimental (100 percent replacement of fishmeal with insect protein meal) diet were trialed. Both diets were submitted to the Mississippi State University Chemical Laboratory for proximate analysis.

On the eighteenth day of the trials, the fish were collected, immersed in an ice bath and then filleted and the treatment-dependent filets were isolated and either refrigerated for sensory analysis conducted by the Garrison Sensory Evaluation Laboratory within three hours of sacrifice, or frozen for proximate analysis conducted by the Mississippi State Chemical Laboratory.

Sensory analysis was conducted at the Food Science and Technology Department of MSU. A blind panel evaluated the fish for taste, texture, and smell. The results indicated that there was no significant differences reported in the taste of the fish fed the insect meal based diet, versus the fish fed with the fish meal based diet. Further, the majority of the panel actually preferred the taste of the fish fed the insect meal based diet, over the fish fed with the fish meal based diet.

In February 2008, Stage II research trials with MSU?s Entomology Department and the Wildlife and Fisheries Department began. A 60-day feeding trial, to assess growth in juvenile hybrid striped bass, was initiated. Five treatments are being assessed, including a standard control diet (fishmeal-based as before), and four experimental diets, all replacing 100 percent of the fishmeal in the diets. At the conclusion of this stage of the experiment, in April, 2008, all of the fish on all of the diets will be weighed, and a statistical analysis will compare the growth rates. Feed conversion ratios
(FCR) also will be calculated as the defining parameter for growth and digestibility of the diets.

The Company currently has a high degree of confidence that Ento-Protein? can become a significant alternative to fishmeal in a rapidly growing $7 billion worldwide market, and that Neptune is on track to begin entering discussions in 2008 with Universities, commercial feed mills, and distributors of fish diets and feed about the potential of integrating Ento-Protein? into various research diets, specialty feeds, and all-natural/organic diets as an entrance into the marketplace. The Company also recognizes there is still considerable work to be done in research, product development, manufacturing, and merchandizing, and that it is quite possible difficulties will emerge that could delay or substantially impact the commercialization of this technology.

Farming Operations

Current farming operation are managed by our Blue Heron Aquaculture, Inc. subsidiary on a 48 acre site at the edge of the Florida Everglades, owned by the South Florida Water Management District, an agency of the State of Florida. Blue Heron Aquaculture, Inc., is the successor to Blue Heron Aqua-Farms, LLC, the previous farm manager, which transferred the management agreement for the farm property to the new corporation as of January 1, 2008. The actual leasehold interest in the 48 acre farm is held by South Florida Aquaculture, Inc., a Florida corporation with which Blue Heron Aqua-Farms, LLC entered into a management agreement in 2000. On January 1, 2008, Blue Heron Aqua-Farms, LLC acquired a controlling interest (90+ percent) in the common stock of South Florida Aquaculture, Inc. from two shareholders, James Harvey, who is also a director of Neptune, and Dan Azeredo, in exchange for 105,000 shares of the common stock of Neptune. At the same time, Mr. Papadoyianis also transferred shares of South Florida Aquaculture, Inc. which he had acquired with his own funds several years ago, in exchange for 19,000 shares of Neptune common stock, using the same exchange ratio. This transaction, and the interests of Mr. Harvey and Mr. Papadoyianis, were fully disclosed to the independent members of the Board of Directors of Neptune, and the Board unanimously approved the transaction with Mr. Harvey and Mr. Papadoyianis abstaining.

Utilizing a water use permit from the District, Blue Heron draws water from the limestone aquifer, oxygenates the water, and then pumps the water through a series of tanks, in which hybrid striped bass in various graduated sizes, are raised. This unique flow through system insures that the fish at the farm are raised in constantly flowing, clean water, with all wastes removed on a continuous basis. The water is then discharged into a settling pond on the site and from there flows into a blind canal, also fully on the site where the water returns to the aquifer through the natural limestone. No water or waste is ever discharged from the site. The resulting hybrid striped bass, which we call Everglades Striped Bass?, have a natural, sweet flavor, and demand for our product far exceeds our current available supply. We use no hormones, antibiotics, coloring agents, or other artificial treatments in our farming operations, and we have begun the process of developing an ?organic farm plan? as the first step in seeking organic certification for our Everglades Striped Bass?

Since our current farm operation has used only a small fraction of the 48 acres available at the site, we have implemented a plan to expand the farm. Certain proceeds from the debenture offering conducted through Dawson James Securities during fiscal year ending June 30, 2007, have been allocated for that purpose. The remainder of the site has now been cleared, the water use permit renewal necessary for the expanded operation is in the final approval stages, and we expect to commence operations this fiscal year. Our current estimates are that the expanded operations will more than triple our total farm production. Part of the expanded operation also will incorporate use of the effluent water and waste for hydroponic growing of vegetables and herbs, a process already begun on a trial basis at the Lake Linda site near the existing farm. The hydroponics farming will add a second income stream to the farm operation, and should produce revenues faster than the fish farming, which will take ten to twelve months from initial stocking before the fish can be harvested.

Acquisition Plans

We intend to diversify our farming operations to include other marine products; production of hydroponic herbs and vegetables; wholesale distribution, processing and live delivery (hybrid striped bass and tilapia) to the Asian and Latin markets; and value added products. Whether land or lake based operations, the Company?s strategic South Florida location with its twelve month growing season, tremendous local market, and a select niche market for live products, provides a significant advantage over competitors. A focus on products limited in the wild, or by seasonality, further increases market value and demand.

The Company also has identified and has begun acquisition discussions with a number of acquisition candidates which will allow the Company to expand its business plan to develop an operating model which utilizes waste and by-products from one operation as fuel or feed for other parts of the business model, with the goal of minimizing or eliminating all adverse environmental impacts from the Company?s operations. These targets include hatchery operations, processing and distribution operations, larger aqua-farms, and operations in other natural and organic food products. The goal of the Company is to grow to become a manufacturer, processor and distributor of organic and natural seafood and other organic food and nutritional products using processes that eliminate or at least minimize any adverse effect on the environment by controlling waste and discharge from its operations.

Risk Factors.

The Company has identified certain risk factors connected with its operations and an investment in the Company, which are listed in detail under Risk Factors in the Form 10-KSB filed by the Company for the fiscal year ended June 30, 2007.

Comparison of Operating Results

Gross revenues for the quarters ended December 31, 2007 and 2006 were $128,444 and $207,835, respectively. Cost of sales for the same periods were $184,641 and $284,376,respectively, resulting in gross loss of $(56,197) and $(76,541), respectively. The decrease in sales is attributed to a lack of harvestable inventory during the three months ended December 31, 2007, which is a natural consequence of the growing period for our products to market size and the limited size of our current operating facility. Expansion of the farm, as now planned and in progress, will allow us to even out these periodic shortages as well as to increase production. Operating expenses for the quarters ended December 31, 2007 and 2006 were $305,293 and $201,999, respectively, resulting in net losses from operations of $(361,490) for the quarter ended December 31, 2007 compared to $(278,540) for the quarter ended December 31, 2006. The increased operating expenses for the quarter ended December 31, 2007 is primarily related to increased interest expense resulting from the issuing of convertible debenture bonds in 2007. After interest income and expenses, our net loss was $(526,071) for the quarter ended December 31, 2007 compared to $(285,837) for the quarter ended December 31, 2006.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2007 and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 1,657,803 common shares and 482,500 preferred shares of the Company were issued during the quarter ended December 31, 2007. This total included the 1,258,958 common shares issued in conversion of convertible debentures and notes, 398,845 common shares issued in payment in kind of interest due at September 30, 2007 on convertible debentures in the amount of $157,671, and 82,500 in Series A Convertible Preferred shares issued in payment of $82,500 in accrued compensation and consulting fees. The Series A Convertible Preferred stock is convertible at the election of the holder at a ratio of one preferred share for ten common shares, and votes on a par with the common shares, with each preferred share having the number of votes as if converted into common shares.

As a result of these changes, a total of 23,030,668 common shares and 482,500 Series A Convertible Preferred shares were outstanding at December 31, 2007.

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
On October 12, 2007, the Company announced that, at a Special Meeting of the Board of Directors of the Company held on October 3, 2007, the Company increased the size of its Board of Directors from five to seven and that, on October 10, 2007, Mr. Eric Jager was extended an offer to join the Board to fill one of the newly created vacancies, and accepted the invitation on that date. A second invitation was extended to Mr. Frank J. Garofalo, who also accepted the invitation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2008

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director



































                                  -11-