Form 10QSB
period 2008-03-31
NEPTUNE INDUSTRIES, INC.
filed 2008-05-15
CIK 1138659

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended March 31, 2008

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

                                                           [X]Yes   [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                           [ ] Yes  [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer?s common equity, as of April 30, 2008 was 25,066,630 shares
                ________________________________________

Transitional Small Business Disclosure Format (check one):  [ ]Yes  [X] No






                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                        QUARTER ENDED March 31, 2008

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

Item 6. EXHIBITS..........................................................10


Signatures ...............................................................11


























Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET


                                                             March 31, 2008
                                                              (unaudited)
                                                            ---------------

ASSETS
Current Assets
  Cash and equivalents                                      $      197,450
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                       91,484
  Inventory                                                        501,912
  Prepaid expenses                                                  53,306
  Deferred costs                                                   106,484
  Deposits                                                          18,914
                                                                -------------
  Total Current Assets                                             969,550
Property and equipment, net of
     accumulated depreciation of $478,934                          654,198
Investment in subsidiary                                            29,840
                                                              -------------
Total Assets                                                 $   1,634,654
                                                              =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                                           $     117,951
  Accrued and other current liabilities                            458,411
  Convertible notes payable                                        815,213
  Notes payable-officers                                            90,378
                                                               ------------
    Total Current Liabilities                                    1,481,953

Long-term liabilities
  Convertible debentures                                         1,790,000
  Deferred compensation-stock options                              194,293
                                                                ------------
    Total Long-Term Liabilities                                  1,984,293
                                                                ------------
Total Liabilities                                                3,466,245
                                                                ============


COMMITMENTS AND CONTINGENCIES                                            -






Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized, 482,500 issued
	and outstanding									483
  Common Stock, $.001 par value 100,000,000 shares
      authorized, 23,030,668 shares issued and outstanding            24,551
  Additional paid-In capital                                       6,722,100
  Accumulated deficit                                             (8,557,080)
                                                                 ------------
     Total Deficiency in assets                                   (1,381,214)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  1,634,654
                                                                 ============















See accompanying notes.




























                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                    For the 3 months ended
                                                           March 31,
                                                        2008           2007
                                                    -----------   ------------
Revenues:
 Sales                                              $  158,493     $  128,444
 Cost of sales                                         183,455        184,641
                                                     ----------     ----------
Gross loss                                             (24,962)       (56,197)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                             1,750            445
   Automobile and truck expense                          6,783          9,463
   Depreciation                                            122            122
   Director fees and expenses                            4,695              -
   Insurance                                             9,197         25,731
   Office                                                2,119          1,439
   Officers salary, related taxes and benefits         130,380        178,879
   Other operating expenses                             30,205         15,048
   Outside services                                     56,910         54,397
   Professional fees                                    14,843          5,830
   Public relations                                     14,520         10,823
   Research & development                                9,266              -
   Utilities                                             4,227          3,116
                                                       ---------      ---------
Total expenses from operations                         285,045        305,293
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (310,007)      (361,490)
Other income                                             3,290         11,377
Interest expense                                      (156,670)      (175,959)
                                                       ---------      ---------
Loss before income tax                                (465,388)      (526,071)

Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (465,388)    $ (526,070)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.019)    $   (0.023)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               24,330,315     22,612,026
                                                     ==========     ==========





See accompanying notes.


                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the 9 months ended
                                                            March 31,
                                                        2008           2007
                                                     -----------   ------------
Revenues:
 Sales                                             $   397,840     $  239,347
 Cost of sales                                         479,839        296,383
                                                     ----------     ----------
Gross loss                                             (81,999)       (57,036)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                             3,285          1,535
   Automobile and truck expense                         21,293         14,511
   Depreciation                                            346            224
   Director fees & expenses                              4,695              -
   Insurance                                            42,583         33,387
   Office                                                4,349          2,230
   Officers salary, related taxes and benefits         402,401        272,218
   Other operating expenses                             52,560         24,593
   Outside services                                    133,958         76,852
   Professional fees                                    28,472         13,629
   Public relations                                     82,493         67,973
   Repairs                                                 270              -
   Research & development                                9,296              -
   Utilities                                             9,602          5,374
                                                       ---------      ---------
Total expenses from operations                         795,603        512,526
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (877,601)      (569,562)
Other income                                            29,082         25,792
Interest expense                                      (532,695)      (374,039)
                                                       ---------      ---------
Loss before income tax                              (1,381,214)      (917,809)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                           $(1,381,214)    $ (917,809)
                                                       =========      =========

Net loss per share(basic and diluted)              $    (0.057)    $   (0.041)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               24,330,315     22,612,026
                                                     ==========     ==========


See accompanying notes.




                          NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the 9 months ended
                                                           March 31,
                                                        2008          2007
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(1,381,214)  $  (917,809)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       22,735        27,054
    Common stock issued for services                    50,000        50 000

 (Increase) decrease in assets:
    Accounts receivable                                (21,301)       (3,781)
    Deferred and direct costs                          (62,001)      (26,905)
    Inventory                                          (56,930)     (292,660)
    Deposits                                            19,283         4,541
    Prepaid expenses                                   (50,088)      (39,890)
 Increase (decrease) in liabilities:
    Accounts payable                                    27,604        84,439
    Accrued and other current liabilities             (140,920)      459,429
                                                    -------------  ----------
  Net cash used by operating activities               (655,582)     (655,582)
                                                    -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Equipment purchased                                (25,663)      (25,663)
    Leasehold improvements                             (41,761)      (41,761)
    Investment in subsidiary
                                                    -------------   ----------
  Net cash used in investing activities                (67,424)      (67,424)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible notes                            -             -
  Pay-off of notes                                     (17,500)      (17,500)
                                                     ------------   ----------
Net cash provided by financing activities              (17,500)      (17,500)
                                                     ------------   ----------
Net decrease in cash and equivalents                  (542,634)     (740,506)
Cash and equivalents-beginning                         740,084     1,480,590
                                                     ------------   ----------
Cash and equivalents-ending                         $  197,450    $  740,084
                                                     ============   ==========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
  Interest                                          $    4,492    $    4,492
  Income taxes                                      $        -    $       -
                                                      ===========   ==========
Non-cash financing activities:
  Preferred stock issued for accrued compensation   $        -    $  482,500
  Common stock issued on debt conversion and for
    accrued interest                                $  811,171    $  811,171
See accompanying notes.
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDING MARCH 31, 2008
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Effective January 1, 2008, the Company reorganized its subsidiary operating structure to reflect its two major lines of business. BHA Holdings, Inc. was incorporated as a wholly-owned subsidiary. Blue Heron Aquaculture, Inc. was incorporated to take over the operations of the Blue Heron Aqua Farms from Blue Heron Aqua Farms, LLC, which now continues as a non-operating entity. Florida Aquaponics Corp. was incorporated to manage and operate the hydroponics and aquaponics operations in Florida. Both companies are wholly-owned subsidiaries of BHA Holdings, Inc. The Company also acquired a controlling interest in South Florida Aquaculture, Inc., the tenant of the land on which the Blue Heron Aqua Farms is operated, on January 1, 2008.

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

Since June 2001, the Company has operated a striped bass farming operation as manager of a 48 acre established fish farm in Florida City, Florida. This farm had been managed by Blue Heron Aqua Farms, LLC, a Florida limited liability company in which the Company holds a 99+ percent interest. The leasehold interest on the farm property is held by South Florida Aquaculture, Inc., and Blue Heron has acted as manager of the farm. On January 1, 2008, Blue Heron acquired a controlling interest (85+%)of South Florida Aquaculture, Inc., and as of that date, transferred the management agreement and operations to a newly formed Florida corporation, Blue Heron Aquaculture, Inc., a wholly-owned subsidiary of the Company. The farm maintains a 41,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District, with a remaining term of 7 years.

Common shares of the Company are listed on the OTC Bulletin Board and continue to be listed on the OTC Pink Sheets under the trading symbol NPDI.



                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDING MARCH 31, 2008
                              (Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc.
and BHA Holdings, Inc., which in turn owns Blue Heron Aquaculture, Inc.(Blue Heron)and Florida Aquaponics Corp. The consolidation also includes the accounts of Blue Heron Aqua Farms, LLC for the period from July 1, 2007 through December 31, 2007, when it ceased further operations. The accounts of South Florida Aquaculture, Inc., in which the Company acquired a controlling interest as of January 1, 2008, also are not included in the consolidation because it had no activities, and only serves as a pass-through holder of the leasehold interest in the farm property. The investment of the Company in South Florida Aquaculture, Inc. is reported as investment in subsidiary. All inter-company balances and transactions have been eliminated at consolidation.

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

Property and Equipment

Property and equipment consists of equipment, leasehold improvements, office furniture and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years to fifteen years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income when realized. Expenditures related to the research and development activities of Aqua Biologics, representing patent filing costs, have been capitalized as Deferred Costs, and will be recovered on grant of the patents and commencement of use of the patented technology, which is anticipated to be during 2008. Continued costs of testing the Aqua Sphere, including costs of manufacture and installation of the tanks at the current
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES (continued)

Lake Linda test site, are capitalized as Fixed Assets, but no depreciation is claimed until commercial production, at which time capital costs will be recovered against related income. Land clearing and site preparation costs to open the south portion of the Blue Heron Aqua Farm for production, and to set up the infrastructure for aquaponics farming at the south farm, have also been capitalized, and will be depreciated when the south farm begins actual operations.

Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers or When customers pick up the product at the farm facility. Allowances for sales returns are recorded as a component of net sales in the period the allowances are recognized.

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

As of March 31, 2008, the Company has more than $8 million of net operating loss carry-forwards available to affect taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk on cash and
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

equivalents. The Company operates both domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each geographic location of the customers of the Company.

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

Stock Compensation for Services Rendered

The Company has issued restricted shares of common stock to employees and non-employees in exchange for services rendered. Common stock issued to non-employees for services received are based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of raw materials, such as salt, oxygen and feed, and work in process, represented by the pounds of fish growing in the separate tanks and raceways on the farm property. All of the direct costs of production, including farm wages, feed, and related costs, are allocated on a monthly basis to each tank and raceway in which growing fish are present, based upon estimated pounds of fish in each tank or raceway. As fish are harvested, the proportionate costs of the fish in the harvest are then transferred from work in process to finished goods and cost of sales.

Effective January 1, 2008, the operations of the Blue Heron Farm were transferred from Blue Heron Aqua Farms, LLC to Blue Heron Aquaculture, Inc. as part of a restructuring of the Company?s operations and to allow the Company to file consolidated tax returns for federal tax purposes. All of the assets of Blue Heron Aqua Farms, LLC were transferred at cost, and all of the then
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

outstanding liabilities also were transferred to Blue Heron Aquaculture, Inc. Inventory transferred to Blue Heron Aquaculture, Inc. consisted of the following:

       Raw materials        $  24,271
       Work in Process        370,011
       Total                $ 394,282


Inventory at March 31, 2008 consisted of the following:

Work in process	  	       $	490,514
Raw materials			       11,398
         Total     	        $   501,912

This work in process inventory balance was represented by an estimated 132,053 pounds of fish, at various stages of growth, or an average cost of $ 3.71 per pound.

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

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 ?Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards?. EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders? equity instead
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact of EITF 06-11 but does not expect that it will have a material effect on our financial statements.

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

NOTE 3. 	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following at March 31, 2008:

Accrued payroll - officers	              $	117,356
Accrued interest - officers		            124,105
Accrued interest - others		            170,448
Accrued consulting                               46,502
                                              ------------
                                            $   458,411
This total included $140,674 in accrued interest on debenture notes which was paid on April 15, 2008 by the issue of common shares to the note holders.



               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

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

Pursuant to these employment agreements, the Company accrued a total of $117,356 through the quarter ended March 31, 2008. Cash compensation actually paid was $77,040 for the quarter ended March 31, 2008. As of December 31, 2007, a total of $400,000 of previously accrued salaries was paid by the issuance of 400,000 shares of Series A Convertible Preferred stock.

The Company contracted with CF Consulting LLC to provide Chief Financial Officer services effective October 1, 2007, under which CF Consulting has provided CFO and General Counsel services to the Company in return for monthly compensation of $16,667. A total of $46,502 has been accrued as due under the agreements with CF Consulting, LLC as of March 31, 2008. A total of $82,500 of previously accrued amount was converted into 82,500 shares Series A Convertible preferred stock on December 31, 2007.

NOTE 5.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

During the fiscal year ended June 30, 2002, the Company entered into an agreement to retire then outstanding preferred stock with Messrs Papadoyianis and Cherch in exchange for $100,000. The Company paid $30,000 and the remaining $70,000 was converted to a note payable accruing interest at a rate of 8%. On February 7, 2006, the Board of Directors resolved to repay the notes outstanding to Messrs. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and include one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes are in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each. A total of $15,170 interest has been accrued on each of these notes as of March 31, 2008 and is included in accrued current liabilities.

NOTE 6.    NOTES PAYABLE

Beginning in May, 2006 and continuing through the end of March, 2007, the Company issued a total of $2,713,000 in face amount of subordinated convertible debenture bonds, with a two year maturity. A total of $500,000 in face value of these bonds is due as of June 1, 2008; however, the holders of those bonds have agreed to extend the maturity date for a period of one year, to June 1, 2009. In addition, a total of $362,000 in face value of the bonds have
               NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 6.    NOTES PAYABLE (Continued)

converted into common stock of the Company, and the holder of another $30,000 in principal amount has requested conversion, which is in process.

The holders of another $229,213 in principal notes also have agreed to convert into common stock of the Company.

NOTE 7. 	STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2008, 1,520,674 shares of common stock were issued. This total included 539,174 shares issued in payment of interest of $145,902 on debenture bonds accrued at March 31, 2008; 124,000 shares issued for the acquisition of a controlling interest in South Florida Aquaculture, Inc.; and 857,500 shares issued as compensation to officers, directors and outside consultants for services rendered, as follows:

		Ernest Papadoyianis		300,000
		Xavier T. Cherch	            300,000
            James M. Harvey                12,500
            Gregory A. Lewbart             12,500
            Donald Tewksbury               12,500
            CF Consulting, LLC            200,000
                                         ---------
                                          857,500



























Item 2.	 Management Discussion and Analysis or Plan of Operation.

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

THE COMPANY

Neptune Industries, Inc. was incorporated in the State of Florida on May 8, 1998. We operate on a June 30 fiscal year. Our common shares are traded on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming)and in the development of new technologies, systems and products that directly address some the key challenges faced by the aquaculture industry today.

Neptune Industries is a technology company which, from inception, has been committed to achieving sustainable, eco-friendly aquaculture by innovating and pioneering a total and comprehensive integrated systems solution approach to the mission critical challenges facing the aquaculture industry today. Dwindling supplies of wild caught stocks used for fishmeal, and the continued environmental damage, escapism, and disease caused by self-polluting net pen systems, have severely restricted industry growth on a global basis.

Our mission is to utilize our expanding production operations base of all-natural, sustainable farm raised seafood products, as the working platform for the development of innovative, next-generation technologies to eliminate current industry bottlenecks. Further, our commitment is one of systems integration that targets zero waste. Fish, organic produce, and waste-to-energy systems synergize to form a production model with multi-revenue streams.

Thus far, the Company has applied for U.S. and European patents and has made significant progress in the development of three technology platforms, ?Ento-Protein?, ?Aqua-Sphere?, and ?Aquaponics?. Taken together as components of a whole - this totally integrated system solution approach addresses what the Company believes to be the three critical problems stymieing the growth of the aquaculture industry and which will invariably cause it to fall increasingly short of growing world-wide demand.

Aqua-Sphere? is a state-of-the-art, scalable, modular, floating closed containment system that is capable of concentrating and removing solid waste, eliminating predation and escapement, utilizing alternative energy for remote applications, and isolating crops from the environment.

Ento-Protein? is a truly revolutionary development pioneered by Neptune to be a high quality, sustainable protein derived from insects which is intended to be a replacement for the rapidly depleting fishmeal made from wild caught feedstock species, which is currently a $7 billion global market.

Aquaponics is the existing practice of integrating fish and plant production through soil-less culture (hydroponics) using the fish waste effluent as fertilizer. Neptune has advanced this methodology through the use of the Aqua-Sphere. The hydroponic system provides a revenue stream from the waste component of the fish production through the growth and sale of very high quality organic herbs and vegetables. In addition, as another part of the water treatment and aquaponics system, a derivative product of algae is grown in floating socks, which is the 30x more productive than corn on a per acre basis, for the production of bio-diesel.

Finally to validate and test Neptune's solutions and technologies, the Company?s wholly-owned subsidiary, Blue Heron Aquaculture, Inc., operates a sustainable fish farming facility in Florida City, Florida called Blue Heron Aqua Farms. Blue Heron Aqua Farms currently is one of the leading producers of hybrid striped bass, which it markets nationally and internationally as Everglades Striped Bass??

Our business model also contemplates a number of acquisitions, both of other farming and hydroponics operations and also of processing and distribution facilities, so we can vertically expand, and, more importantly, can control all aspects of the integrated process, to insure that the resulting products are as close to all-natural, sustainable seafood products as it is currently possible to achieve, and so that we can seek organic certification of the entire process. These potential acquisitions will allow us the opportunity to use our own technology in actual production settings so that we are able to continually improve and refine the technologies.

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

The core technology driving our business model is the patent-pending AquaSphere?, which provides a highly efficient, environmentally friendly solution to the multiple problems with existing seafood production methods, while opening up new areas of the world to commercial scale aquaponics (fish farming and hydroponic farming integrated into a single operation). The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expand and enhance our business model.

Sustainable Fish Feed

Our second major technology development is our Ento-Protein? sustainable, high protein meal derived from insects, as a substitute for and replacement of fish meal. This research is being conducted under a cooperative research agreement with Mississippi State University.

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

In early 2007, the Company also was contacted by Discovery Channel Canada, which proposed a filming opportunity for a fisheries related series, called, ?What?s That About?. The producers were interested in documenting a diversity of venues in the seafood, commercial fisheries, aquaculture, and future technology areas of the industry. Discovery Channel had read about the Aqua-Sphere technology, and our farming operations, and wanted to film what they believed could be the next generation eco-friendly aquaculture technology for the show. In June, 2007, Discovery Channel Canada visited our Blue Heron farm site and the nearby Lake Linda site, where they spent the day filming both of our land-based operations, and the fully integrated Aqua-Sphere system with waste collection, methane digestion, and hydroponic vegetable production. The show, which is titled, ?HOOK, LINE AND SINKER?
aired on February 23, 2008 at 7PM in Canada. The rights to the show have also been syndicated to National Geographic Explorer, which will air the show sometime in the Fall of 2008. The recorded show as broadcast in Canada is available for viewing on our website, www.neptuneindustries.net.

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

In March, 2008, Aqua Biologics took delivery of the second generation Aqua-Sphere?, a 30 foot diameter tank, and is in the process of setting up the tank and related infrastructure at the Lake Linda test site. It is expected that this new tank will be operational and ready for stocking before the end of the fiscal year on June 30, 2008.

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

In April, 2008, the second stage of research with MSU was completed. On a preliminary basis, very positive results have been observed with the Ento-Protein formulations. Certain Ento-Protein formulations generated 85% of the growth rate of the fishmeal diets, on the juvenile hybrid striped bass. Once a completed statistical analysis and report are completed, the research will be evaluated, and the next stage identified.

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

Farming Operations

Current farming operation are managed by our Blue Heron Aquaculture, Inc. subsidiary on a 48 acre site at the edge of the Florida Everglades, owned by the South Florida Water Management District, an agency of the State of Florida. Blue Heron Aquaculture, Inc., is the successor to Blue Heron Aqua-Farms, LLC, the previous farm manager, which transferred the management agreement for the farm property to the new corporation as of January 1, 2008. The actual leasehold interest in the 48 acre farm is held by South Florida Aquaculture, Inc., a Florida corporation with which Blue Heron Aqua-Farms, LLC entered into a management agreement in 2000. On January 1, 2008, Blue Heron Aqua-Farms, LLC acquired a controlling interest (85+ percent) in the common stock of South Florida Aquaculture, Inc. from two shareholders, James Harvey, who is also a director of Neptune, and Dan Azeredo, in exchange for 105,000 shares of the common stock of Neptune. At the same time, Mr. Papadoyianis also transferred shares in South Florida Aquaculture, Inc. which he had acquired with his own funds several years ago, in exchange for 19,000 shares of Neptune common stock, using the same exchange ratio. This transaction, and the interests of Mr. Harvey and Mr. Papadoyianis, were fully disclosed to the independent members of the Board of Directors of Neptune, and the Board unanimously approved the transaction, with Mr. Harvey and Mr. Papadoyianis abstaining.

Utilizing a water use permit from the District, Blue Heron draws water from the limestone aquifer, oxygenates the water, and then pumps the water through a series of tanks, in which hybrid striped bass in various graduated sizes, are raised. This unique flow through system insures that the fish at the farm are raised in constantly flowing, clean water, with all wastes removed on a continuous basis. The water is then discharged into a settling pond on the site, and from there flows into a blind canal, also fully on the site, where the water returns to the aquifer through the natural limestone. No water or waste is ever discharged from the site. The resulting hybrid striped bass, which we call Everglades Striped Bass?, have a natural, sweet flavor, and demand for our product far exceeds our current available supply. We use no hormones, antibiotics, coloring agents, or other artificial treatments in our farming operations, and we have begun the process of developing an ?organic farm plan? as the first step in seeking organic certification for our Everglades Striped Bass?

Since our current farm operation has used only a small fraction of the 48 acres available at the site, we implemented a plan to expand the farm. Certain proceeds from the debenture offering conducted through Dawson James Securities during fiscal year ending June 30, 2007, have been allocated for that purpose. Our expansion timetable was delayed by several months due to unexpected regulatory and licensing issues, as well as the need to complete the acquisition of South Florida Aquaculture, Inc, closed on January 1, 2008, so
that we control the entire lease property ourselves.   The delays included
unexpected obstacles in renewing our existing water permits for the site and in obtaining consent of the South Florida Water Management District to the expansion, as a result of water shortages in South Florida and heightened regulatory scrutiny of water use in the area by all users. In addition, an anonymous letter from a ?concerned scientist? was received by the South
Florida Water Management District and other state and federal regulatory agencies claiming that there were environmental, immigration and other operational issues at the farm by South Florida Aquaculture. This letter prompted a state review and investigation, and the eventual issuing of a reporting clearing Blue Heron of any issues at the farm. Blue Heron did, however, agree to clear certain non-native plant species from the site, as part of the review process. The Company also filed a John Doe action in the Circuit Court of Palm Beach County seeking to identify the anonymous writer, the result of which has been the tentative identification of a disgruntled former farm employee of South Florida Aquaculture, Inc. These obstacles have now been overcome, and the expansion is well underway.

The remainder of the site has now been cleared, the water use permit renewal necessary for the expanded operation has been approved, and we expect to commence operations this fiscal year. Our current estimates are that the expanded operations will more than triple our total farm production. Part of the expanded operation also will incorporate use of the effluent water and waste for hydroponic growing of vegetables and herbs, a process already begun on a trial basis at the Lake Linda site near the existing farm. The hydroponics farming will add a second income stream to the farm operation, and should produce revenues faster than the fish farming, which will take ten to twelve months from initial stocking before the fish can be harvested. The hydroponics operation will be operated and managed by Florida Aquaponics Corp.

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

Comparison of Operating Results

Gross revenues for the quarters ended March 31, 2008 and 2007 were $158,493 and $128,444, respectively. Cost of sales for the same periods were $183,455 and $184,641,respectively, resulting in gross loss of $(24,962) and $(56,197), respectively. Expansion of the farm, as now planned and in progress, will allow us to even out periodic shortages in fry as well as to increase production. Operating expenses for the quarters ended March 31, 2008 and 2007 were $285,045 and $305,293, respectively, resulting in net losses from operations of $310,007 for the quarter ended March 31, 2008 compared to $(361,490) for the quarter ended March 31, 2007, A decrease of more than $50,000. After interest income and expenses, our net loss was $(465,388) for the quarter ended
March 31, 2008 compared to $(526,071) for the quarter ended March 31, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 1,520,674 common shares of the Company were issued during the quarter ended March 31, 2008. This total included the 124,000 common shares issued on the acquisition of South Florida Aquaculture, Inc.; 539,174 common shares issued in payment in kind of interest due at December 31, 2007 on convertible debentures in the amount of $145,902, and 857,500 shares issued as compensation to officers, directors and outside consultants in payment of services rendered.

As a result of these changes, a total of 24,551,342 common shares and 482,500 Series A Convertible Preferred shares were outstanding at March 31, 2008. An additional 515,288 common shares were issued on April 15, 2008 as payment in kind of interest in the amount of $140,674 accrued at March 31, 2008 on the outstanding convertible debenture bonds, resulting in a total of 25,066,630 common shares outstanding as of April 30, 2008.

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

No reports were filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director