Form 10QSB/A
period 2008-03-31
NEPTUNE INDUSTRIES, INC.
filed 2008-05-16
CIK 1138659

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

Item 6. EXHIBITS..........................................................10


Signatures ...............................................................11







Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET


                                                             March 31, 2008
                                                              (unaudited)
                                                            ---------------

ASSETS
Current Assets
  Cash and equivalents                                      $      197,450
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                                       91,484
  Inventory                                                        501,912
  Prepaid expenses                                                  53,306
  Deferred costs                                                   106,484
  Deposits                                                          18,914
                                                                -------------
  Total Current Assets                                             969,550
Property and equipment, net of
     accumulated depreciation of $478,934                          654,198
Other assets                                                        29,840
                                                                -------------
Total Assets                                                 $   1,653,588
                                                              =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                                           $     117,951
  Accrued and other current liabilities                            458,411
  Convertible notes payable                                        815,213
  Notes payable-officers                                            90,378
                                                               ------------
    Total Current Liabilities                                    1,481,953

Long-term liabilities
  Convertible debentures                                         1,790,000
  Deferred compensation-stock options                              194,293
                                                                ------------
    Total Long-Term Liabilities                                  1,984,293
                                                                ------------
Total Liabilities                                                3,466,246
                                                                ============


COMMITMENTS AND CONTINGENCIES                                            -





Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized, 482,500 issued
	and outstanding									482
  Common Stock, $.001 par value 100,000,000 shares
      authorized, 24,551,342 shares issued and outstanding            24,551
  Additional paid-In capital                                       6,701,834
  Accumulated deficit                                             (8,539,525)
                                                                 ------------
     Total Deficiency in assets                                   (1,812,658)
                                                                 ------------
Total Liabilities and Deficiency in assets                      $  1,653,588
                                                                 ============















See accompanying notes.




























                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the 3 months ended
                                                             March 31,
                                                        2008           2007
                                                     -----------   ------------
Revenues:
 Sales                                              $  158,493     $  203,379
 Cost of sales                                         183,455        224,742
                                                     ----------     ----------
Gross loss                                             (24,962)       (21,363)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                             1,750            44-
   Automobile and truck expense                          6,783          2,524
   Depreciation                                            122             64
   Director fees and expenses                            4,695              -
   Insurance                                             9,197          2,711
   Office                                                2,119          2,104
   Officers salary, related taxes and benefits         130,380         92,364
   Other operating expenses                             10,380        225,867
   Outside services                                     56,910        401,912
   Professional fees                                    14,843          4,350
   Public relations                                     14,520         16,100
   Research & development                                9,296              -
   Utilities                                             4,227          3,343
                                                       ---------      ---------
Total expenses from operations                         265,222        751,339
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (290,184)      (772,702)
Other income                                             3,290            751
Interest expense                                      (158,670)        81,480)
                                                       ---------      ---------
Loss before income tax                                (445,664)      (853,431)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (445,664)    $ (853,431)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.019)    $   (0.069)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               24,330,315     12,335,936
                                                     ==========     ==========


See accompanying notes.






                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the 9 months ended
                                                            March 31,
                                                        2008           2007
                                                     -----------   ------------
Revenues:
 Sales                                             $   397,840   $    671,559
 Cost of sales                                         479,839        841,038
                                                     ----------     ----------
Gross loss                                             (81,999)      (169,479)
                                                     ----------     ----------
Expenses:
   Advertising and marketing                             3,285              -
   Automobile and truck expense                         21,293         12,768
   Depreciation                                            346            484
   Director fees & expenses                              4,695              -
   Insurance                                            42,583         21,714
   Office                                                4,349          4,578
   Officers salary, related taxes and benefits         402,401        261,879
   Other operating expenses                             52,560        277,640
   Outside services                                    114,117        459,692
   Professional fees                                    28,472         20,696
   Public relations                                     82,493         40,473
   Repairs                                                 270              -
   Research & development                                9,296              -
   Utilities                                             9,602          7,437
                                                       ---------      ---------
Total expenses from operations                         775,762      1,301,653
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (857,761)    (1,471,132)
Other income                                            29,082         78,132
Interest expense                                      (534,695)      (223,148)
                                                       ---------      ---------
Loss before income tax                              (1,363,374)    (1,616,148)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                           $(1,363,374)  $  (1,616,148)
                                                     ===========      =========

Net loss per share(basic and diluted)              $    (0.056)  $      (0.138)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               24,330,315     11,678,158
                                                     ==========     ==========


See accompanying notes.



                           NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the 9 months ended
                                                           March 31,
                                                        2008          2007
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(1,363,374)  $(1,616,148)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       22,735        51,095
    Deferred compensation-stock options                      -       194,293
    Common stock issued for services                    54,038       370,000

 (Increase) decrease in assets:
    Accounts receivable                                (21,301)       (7,533)
    Deferred and direct costs                          (62,001)       (1,624)
    Inventory                                         (279,453)      (94,556)
    Deposits                                            19,283       (15,814)
    Prepaid expenses                                   (50,088)       (7,552)
 Increase (decrease) in liabilities:
    Accounts payable                                    27,604       (81,124)
    Accrued and other current liabilities              676,805       367,404
                                                    -------------  ----------
  Net cash used by operating activities               (975,752)     (652,447)
                                                    -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Equipment purchased                               (289,888)       (5,810)
                                                    -------------   ----------
  Net cash used in investing activities               (289,888)       (5,810)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debenture bonds                              -     1,888,000
  Pay-off of notes                                     (17,500)      (35,000)
                                                     ------------   ----------
Net cash provided by financing activities              (17,500)    1,853,000
                                                     ------------   ----------
Net increase (decrease) in cash and equivalents     (1,283,140)    1,194,743
Cash and equivalents-beginning                       1,480,590       275,938
                                                     ------------   ----------
Cash and equivalents-ending                         $  197,450    $1,470,681
                                                     ============   ==========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
  Interest                                          $    4,492    $   44,604
  Income taxes                                      $        -    $       -
                                                      ===========   ==========
Non-cash financing activities:
  Preferred stock issued for accrued compensation   $  482,500    $        -
  Common stock issued on debt conversion and for
    accrued interest                                $  957,073    $        -
  Common stock issued for lease acquisition         $   29,840    $        -
See accompanying notes.
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDING MARCH 31, 2008
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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



                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDING MARCH 31, 2008
                              (Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc.
and BHA Holdings, Inc., which in turn owns Blue Heron Aquaculture, Inc.(Blue Heron)and Florida Aquaponics Corp. The consolidation also includes the accounts of Blue Heron Aqua Farms, LLC for the period from July 1, 2007 through December 31, 2007, when it ceased further operations. The accounts of South Florida Aquaculture, Inc., in which the Company acquired a controlling interest as of January 1, 2008, also are not included in the consolidation because it had no activities, and only serves as a pass-through holder of the leasehold interest in the farm property. The investment of the Company in South Florida Aquaculture, Inc. is reported as a purchase. The Company issued 124,000 shares of its common stock valued at $29,840 in exchange for a controlling interest in the rights to the leasehold which was capitalized and include in other assets in the accompanying balance sheets and is being amortized over its remaining lease term of 7 years. All inter-company balances and transactions have been eliminated at consolidation.

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

Property and Equipment

Property and equipment consists of equipment, leasehold improvements, office furniture and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years to fifteen years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income when realized. Expenditures related to the research and development activities of Aqua Biologics, representing patent filing costs, have been capitalized as Deferred Costs, and will be recovered on grant of
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFCANT ACCOUNTING PRINCIPLES (continued)

the patents and commencement of use of the patented technology, which is anticipated to be during 2008. Continued costs of testing the Aqua Sphere, including costs of manufacture and installation of the tanks at the current Lake Linda test site, are capitalized as Fixed Assets, but no depreciation is claimed until commercial production, at which time capital costs will be recovered against related income. Land clearing and site preparation costs to open the south portion of the Blue Heron Aqua Farm for production, and to set up the infrastructure for aquaponics farming at the south farm, have also been capitalized, and will be depreciated when the south farm begins actual operations.

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

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk on cash and equivalents. The Company operates both domestically and internationally. Consequently, the ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each geographic location of the customers of the Company.

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

Effective January 1, 2008, the operations of the Blue Heron Farm were transferred from Blue Heron Aqua Farms, LLC to Blue Heron Aquaculture, Inc. as
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

part of a restructuring of the Company?s operations and to allow the Company to file consolidated tax returns for federal tax purposes. All of the assets of Blue Heron Aqua Farms, LLC were transferred at cost, and all of the then outstanding liabilities also were transferred to Blue Heron Aquaculture, Inc. Inventory transferred to Blue Heron Aquaculture, Inc. consisted of the following:

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

Recent Accounting Pronouncement

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for the 2009 fiscal year of the Company. The Company is currently evaluating the impact of this standard on its financial statements.

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

In June 2007, the FASB approved the issuance of Emerging Issues Task Force
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING MARCH 31, 2008
                            (Unaudited)

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

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $8,539,525 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Management?s plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our mission is to utilize our expanding production operations base of all-natural, sustainable farm raised seafood products, as the working platform for the development of innovative, next-generation technologies to eliminate current industry bottlenecks. Further, our commitment is one of systems integration that targets ?zero waste?. Fish, organic produce, and waste-to-energy systems synergize to form a production model with multi-revenue streams.

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

In January, 1999, a joint venture operation was initiated by Neptune and Ryan Inc. of Deerfield, Florida under the name Aquaculture Specialties, Inc. The joint venture bought cages, floating docks and equipment from an existing Farm operation in northern Florida, and installed it in a 20 acre quarry lake in Fort Lauderdale Florida, and included a 200 foot floating dock and 32 floating cages, many of which were three times larger than the original cages. Using the original design created by Papadoyianis and Cherch, the Company installed several of the first components of the Eco-Tank on that farm. One of these was a solar-powered, automatic feeding system that allowed all 32 cages to be fed on predetermined schedules throughout the day, to maximize growth and minimize labor costs. Another was an automated, pressurized water system which could be used to clean equipment and wash docks and cages to maintain bio-security. The founders also created and used a revolutionary concept which they called ?the cage sleeve? which also was used at the site. This device was designed to encapsulate an entire cage, thereby isolating the fish inside the cage from the surrounding waters for medication purposes. This allowed for treatment of disease. The development and testing of the feeding system, the pressurized water and, more importantly, the ?cage sleeve? were the first steps in the nine year development of what has resulted in today?s Aqua-Sphere?. This operation ran for two years and produced multiple crops of hybrid striped bass, tilapia, catfish, and koi.

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

Comparison of Operating Results

Gross revenues for the quarters ended March 31, 2008 and 2007 were $158,493 and $203,379, respectively. Cost of sales for the same periods were $183,455 and $224,742,respectively, resulting in gross loss of $(24,962) and $(21,363), respectively. Expansion of the farm, as now planned and in progress, will allow us to even out periodic shortages in fry as well as to increase production. Operating expenses for the quarters ended March 31, 2008 and 2007 were $265,222 and $751,339, respectively, resulting in net losses from operations of $(290,184) for the quarter ended March 31, 2008 compared to $(772,702) for the quarter ended March 31, 2007. After interest income and expenses, our net loss was $(445,664) for the quarter ended March 31, 2008 compared to $(853,431) for the quarter ended March 31, 2007.

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