Form 10KSB
period 2008-06-30
NEPTUNE INDUSTRIES, INC.
filed 2008-10-14
CIK 1138659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the fiscal year ended June 30, 2008

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

State the issuer?s revenues for its most recent fiscal year.       $638,599

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. $1,113,479 at August 31, 2008

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to by filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.[ ] Yes [ } No

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer?s classes of Common equity, as of the latest practicable date.

The outstanding shares of registrants common equity at August 31, 2008 was as follows:

       Common Stock                             26,152,946 shares.

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

Transitional Small Business Disclosure Format (check one): Yes___; No_X_






















                                   FORM 10-KSB
                             YEAR ENDED JUNE 30, 2008
                                TABLE OF CONTENTS

                                     PART I


Item 1. DESCRIPTION OF BUSINESS.............................................. 1

Item 2. DESCRIPTION OF PROPERTY..............................................24

Item 3. LEGAL PROCEEDINGS....................................................24

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................. 25
Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION................................................ 27
Item 7. FINANCIAL STATEMENTS................................................ 33
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 34

Item 8T. CONTROLS AND PROCEDURES............................................ 34

Item 8B. OTHER  INFORMATION................................................. 35

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT..................................................... 35
Item 10. EXECUTIVE COMPENSATION............................................. 39
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ...................................................... 40
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 41
Item 13. EXHIBITS .......................................................... 42
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 42

SIGNATURES ................................................................. 43
















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

Unless the context otherwise requires, all references to the Company, we, our, us, and other similar terms shall mean Neptune Industries, Inc. and its operating subsidiaries.

BUSINESS

Neptune Industries, Inc. was incorporated in the State of Florida on May 8, 1998. We operate on a June 30 fiscal year. Our common shares are traded on the OTC Bulletin Board under the symbol NPDI. Since our inception, we have been engaged in aquaculture (fish farming)and in the development of new technologies, systems and products that directly address some of the key challenges faced by the aquaculture industry today.

Neptune Industries is a technology company which is committed to achieving sustainable, eco-friendly aquaculture by innovating and pioneering a total and comprehensive integrated systems solution approach to the mission critical challenges facing the aquaculture industry today. Dwindling supplies of wild caught stocks used for fishmeal, and the continued environmental damage, escapism, and disease caused by self-polluting net pen systems, have severely restricted industry growth on a global basis.

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

The Company has either licensed or developed itself certain ground-breaking technologies in the aquaculture industry, which are at the heart of its business development model.

Aqua-Sphere? is a state-of-the-art, scalable, modular, floating closed containment system that is capable of concentrating and removing solid waste, eliminating predation and escapement, utilizing alternative energy for remote applications, and isolating crops from the environment. The system was first designed by our founders, Ernest Papadoyianis and Sal Cherch, before the Company was founded in 1998. In June 1998, the technology was first licensed to Neptune in a 10 year license granting Neptune the right to use and develop the technology for the North American market, and with a right of first refusal for all other markets. As part of the license agreement, the Company agreed to pursue patent protection for the technology in the names of the two inventors, which the Company has done. Although the license agreement, which had an automatic renewal clause for additional ten year terms, provided for annual minimum royalties to Papadoyianis and Cherch after the first five years of the license term, no royalties were ever paid by the Company on the license. In July, 2008, the Company acquired the exclusive rights to the Aqua-Sphere? technology through a Worldwide Licensing Agreement with the founders. The agreement enabled the Company to develop, market, manufacture, re-design, or license others to use the technology, and to develop and market products using the technology, in the worldwide aquaculture industry. License fees due the inventors under the previous license were waived as part of the new agreement. Although the new license was signed on July 3, 2008, and then transferred to Aqua Biologics, Inc, the Company was unable to pay the initial advance royalties required, and is now in default under the license.

Ento-Protein?? is a truly revolutionary development pioneered by Neptune as a high quality, sustainable protein derived from insects which is intended to be a replacement for the rapidly depleting fishmeal made from wild caught feedstock species, which is currently a $7 billion global market.

Aquaponics is the existing practice of integrating fish and plant production through soil-less culture (hydroponics) using the fish waste effluent as fertilizer. Neptune has advanced this methodology through the use of the Aqua-Sphere?. The hydroponic system provides a revenue stream from the waste component of the fish production through the growth and sale of very high quality organic herbs and vegetables. In addition, as another part of the water treatment and aquaponics system, a derivative product of algae is grown in floating socks. Algae is 30 times more productive than corn, on a per acre basis, for the production of bio-diesel. Neptune has coined the term Bioponix? to describe the integration of fish farming, recycling and hydroponic or agricultural production of vegetables, fruits and spices.

Finally to validate and test Neptune's solutions and technologies, the Company?s wholly-owned subsidiary, Blue Heron Aquaculture, Inc., operates a sustainable fish farming facility in Florida City, Florida called Blue Heron Aqua Farms. Blue Heron Aqua Farms currently is one of the leading producers of hybrid striped bass, which it markets nationally and internationally as Everglades Striped Bass?.?

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

The core technology driving our business model is the patent-pending Aqua-Sphere?, which provides a highly efficient, environmentally friendly solution to the multiple problems with existing seafood production methods, while opening up new areas of the world to commercial scale aquaponics (fish farming and hydroponic farming integrated into a single operation). The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expand and enhance our business model.

Sustainable Fish Feed

Our second major technology development is our Ento-Protein? sustainable, high protein meal derived from insects, as a substitute for and replacement of fish meal. This research is being conducted under a cooperative research agreement with Mississippi State University.

I Aqua-Sphere?

A) Background

In October 1996, prior to the formation of Neptune, the Company?s founders, Papadoyianis and Cherch, pioneered what they believe to be the first quarry lake aqua-farm in South Florida. The pilot farm was conceived, constructed and financed by Papadoyianis and Cherch, in a 60 acre lake in Hallandale Florida. The operation was a test site to (1) determine the feasibility of raising fish in large inland bodies of water utilizing cages/net pens; (2) accumulate preliminary data regarding production costs and future pricing, and (3) determine the marketability and desirability of specific selected species.

Operations at the test site consisted of six, 4-foot x 8-foot x 6-foot deep cages. Approximately 5,000 pounds of catfish, tilapia, and hybrid striped bass were raised in the first year and given to local wholesale and retail purveyors at no charge, as a grass-roots marketing effort to determine the quality perception and demand. Each purveyor was interviewed and completed a market survey aimed at determining their potential product needs and establishing pricing guidelines. From 30 original customers, all but two remain today on the Company?s repeat customer list.

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

In May, 1998, Neptune Industries was founded by Papadoyianis and Cherch with the vision of developing sustainable fish farms, and further developing and deploying sustainable, eco-friendly technologies for and in the quarry lakes of South Florida. Following the formation of Neptune, Papadoyianis and Cherch granted Neptune the exclusive right to develop and use this new system in North America and a right of first refusal to use it in the rest of the world, in return for Neptune paying for the costs of further development and for the patent application costs for them, as well as the payment of royalties beginning after the fifth year of the license term. This arrangement was reduced to an agreement dated June 1, 1998 incorporating the agreed terms. The initial term of the agreement was ten years, with automatic renewals for additional ten year terms, and provided that Neptune would file and prosecute patent applications for the technology in the names of Papadoyianis and Cherch, which the Company has done. The agreement also provided for annual minimum royalties after the fifth year of the term, but Neptune has never paid the minimum royalties required under the agreement.

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

In December, 2001, management determined that the 20 acre site had provided all the data and opportunity it could. The joint venture partners amicably agreed to end operations, although William Ryan, President of the Ryan Group, currently serves as a member of Neptune?s Board of Directors.

In November, 2004, Neptune began the patent process and trademark for SAFE (the original name for the Aqua-Sphere? system). As a result, in January, 2005, a provisional patent application was filed in the names of Papadoyianis and Cherch, as provided in their agreement with the Company, for the ?Aquatic Habitat and Ecological Tank?, originally called the Eco-tank, but which is today known as Aqua-Sphere?. In January, 2006, the full patent application was filed. In March, 2007 we received an office action from the patent office, which we responded to in August, 2007. In May, 2008, we received another office action from the patent office, to which we have drafted a response. We are awaiting a final submission from our patent attorney.

In April, 2006, the Company entered into an agreement with a manufacturer to build the first, prototype sized [15 foot] Aqua-Sphere? with full functionality. This tank was used to test and confirm all aspects of the Aqua-Sphere? concept before making second generation design improvements. The prototype was not self-supporting as it did not include any built in floatation. This initial tank was manufactured using fiberglass to conserve capital although fiberglass was not intended to be the final material.

In May, 2007, the first pilot scale Aqua-Sphere? was installed in a 30 acre quarry lake in Florida City, FL. The pilot system was fully integrated with a solid waste recovery system, land-based methane digestion, and hydroponics greenhouse. The system was stocked with 1,000 juvenile hybrid striped bass. All of the solid waste was trapped, and pumped to shore into an anaerobic digester. One by-product of the digested waste is bio-gas (methane) which, in the future, will be used to augment energy requirements for the air-powered Aqua-Sphere? system. The digested waste then was diverted to fertilizer sumps for use in the hydroponic greenhouse, where organic lettuce, basil, thyme, and dill were grown.

In early 2007, the Company also was contacted by Discovery Channel Canada, which proposed a filming opportunity for a fisheries related series, called, ?What?s That About?. The producers were interested in documenting a diversity of venues in the seafood, commercial fisheries, aquaculture, and future technology areas of the industry. Discovery Channel had read about the Aqua-Sphere? technology, and our farming operations, and wanted to film what they believed could be the next generation eco-friendly aquaculture technology for the show. In June, 2007, Discovery Channel Canada visited our Blue Heron farm site and the nearby Lake Linda site, where they spent the day filming both of our land-based operations, and the fully integrated Aqua-Sphere system with waste collection, methane digestion, and hydroponic vegetable production. The show, which is titled, ?HOOK, LINE AND SINKER? aired on February 23, 2008 at 7PM in Canada. The rights to the show were also syndicated to National Geographic Explorer, which aired four times in August, 2008, and is scheduled to air again in January, 2009 under the name, ?High Tech Fishing: Monster Hauls?. The recorded show as broadcast in Canada is available for viewing on our website, www.neptuneindustries.net.

In July, 2007, Neptune incorporated Aqua Biologics of Canada, Ltd., as a wholly-owned Canadian subsidiary of Aqua Biologics, Inc., (the successor by name change to Aquaculture Specialties, Inc.)to act as the technology development entity for Aqua Biologics in Canada. AB Canada is a Canadian national company based in British Columbia. In June, 2007, John Holder, of JLH Consulting in Vancouver, British Columbia, agreed to join the Board of AB Canada. Mr. Holder has been a been an active figure as a consultant, engineer and systems designer in the salmon industry in Canada and worldwide for over 30 years

In August, 2007, federal trademarks were granted for ?Aqua-Sphere?? and Aqua-Cell?. Also in August, 2007, a Patent Cooperative Treaty application was submitted, as the precursor to filing international patents for the Aqua-Sphere? system. In December, 2007, the Company filed European patents, again in the names of Papadoyianis and Cherch, as agreed.

On October 30, 2007, the Company entered an agreement with one of the top plastics engineers in the country to assist in the design, engineering and material analysis of our next generation Aqua-Sphere?.

On December 12, 2007 the Company signed an agreement with a large plastics design and fabrication company to manufacture Aqua-Sphere?.

In March, 2008, Aqua Biologics took delivery of the second generation Aqua-Sphere, a 30 foot diameter tank. The tank was installed with all of the supporting infrastructure in April and May, 2008. at the Lake Linda test site. Testing of the air-lift pumping system, and waste collection system have been on-going, and it is anticipated that the final stocking will take place in October, 2008. Following continuous testing, modifications have been made to the air-lift system, self-leveling ballast system, and the waste recovery system. A new waste recovery tank that increases waste recovery efficiency has been designed, and is anticipated to be installed in October, 2008. A shade covering for the system has also been designed and is due to be installed prior to the stocking of fingerlings.

In June, 2008, at the urging of its then investment advisor, Dawson James Securities, Inc., an independent committee of the Company?s Board of Directors determined to replace the existing license agreement with a new, worldwide license agreement for the Aqua-Sphere? technology. After several meetings without the involvement of Papadoyianis and Cherch, the Board of Directors approved the new license agreement on July 2, 2008. Under this new worldwide license agreement, a copy of which is attached as Exhibit 10 to this Report, the Company agreed to license the technology on a worldwide basis in return for an initial license fee of $200,000, payable half at signing and the other half in one year, plus 1,000,000 shares of Series C Convertible Preferred stock, plus additional royalties of the greater of 1.5 percent per year on gross revenues or $100,000, commencing July 1, 2009. As noted, this license is now in default for failure by the Company to pay the initial license fees required, due to lack of funds.

The Company also agreed to undertake the cost of prosecuting patent protection on behalf of and in the name of the licensors, as had been the case with the earlier license agreement. In the event the Company defaults on any royalty payments due to the founders, they have the option to terminate the license and recover the technology. As of the date of this Report, the Company has been unable to make the initial royalty payment required by the license and has received notice of default from the licensors, but no further steps have been taken to recover the technology or to cancel the license. Under the terms of the license, the license terminates automatically on a change of control of the Company, on notice of default with no cure within the cure period provided, or on bankruptcy. All rights under the license were assigned to the Company?s wholly-owned technology development subsidiary, Aqua Biologics, Inc., at the time it was signed.

The new exclusive worldwide licensing agreement enabled the Company, through Aqua Biologics, Inc., to develop, manufacture, market, re-design and license others to use the technology, and to develop and market products using the technology, in whatever manner it may choose in the worldwide aquaculture market. Aqua Biologics, Inc. is already in licensing discussions for Aqua-Sphere??s use with organizations outside of North America.

The Aqua-Sphere? System, which is the result of this cooperative agreement, is designed to address and resolve the objections of environmentalists to the common methods of aquaculture used today, and for thousands of years in the past, which result in significant pollution, escapism, and other environmental problems.

In 2008, after more than 12 years of serious and committed development, both by our founders initially, and thereafter in the Company, Neptune expects to deploy, and to have ready for distribution and sale, the first commercial production models of Aqua-Sphere?. Based on the already enormous interest in these systems communicated to the Company from potential customers, not only in North American and Europe, but also from around the globe, the Company anticipates that commercial operations for its Aqua-Sphere? division can begin in early 2009. The Company will have to meet the requirements of the license agreement in order to do so, however, including making the initial royalty payment plus interest to restore the license, with the consent of the Inventors.

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

As a result of the preliminary work done by the Company, in July, 2006, we retained patent counsel to begin a patent search and to file a provisional patent for the Company. In September, 2006, a provisional patent was filed by Neptune Industries (in its own name) for ?Production and Processing of Insects for Transformation into Protein Meal for Fish and Animal Diets.? In April, 2007, a trademark application was filed for ?Ento-Protein?? as an intent to use filing.

In December, 2006, after extensive due diligence on various university entomology departments, management contacted Dr. Frank Davis, Professor Emeritus in the Entomology Department at Mississippi State University (MSU). In January, 2007, Papadoyianis and Cherch visited Mississippi State and met with Dr. Davis who has over 30 years experience in rearing a variety of insect species for agricultural research. He has traveled internationally and assisted other governments in insect rearing programs to eradicate pest species. Dr. Davis also began the first insect rearing course ever in 2000 at MSU to teach students how to raise quality insects. Dr. Davis served as a member of Neptune?s Advisory Board for 8 months, but resigned in June, 2008 to focus his limited time and energy on education. In June, 2008, Dr. Louis R. D?Abramo, W.L. Giles Distinguished Professor at Mississippi State University, Department of Wildlife and Fisheries, agreed to join the Advisory Board of the Company. Dr. D?Abramo is a distinguished figure in the U.S.
aquaculture industry with over 40 years of applied research. He is the former President of the World Aquaculture Society.

The joint research effort will be pursued in several stages, based on the results of the prior stage:

   STAGE             DESCRIPTION                           STATUS

    1a     Literature search, production           Completed July, 2007
           analyses requirements, and species
           identification.

    1b     Feed acceptability and off-             Completed November, 2007
           flavor analysis

    2. Feeding trials for growth and survival Completed April, 2008 of juvenile hybrid striped bass

    3.     Pilot production facility development   Anticipated to begin in
           and testing of habitats, feed, and        Fall, 2008
           processing

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

In September, 2007, a utility (non-provisional) patent application was filed by Neptune Industries for ?Production and Processing of Insects for Transformation into Protein Meal for Fish and Animal Diets.? In December,
2007, the trademark filed for ?Ento-Protein?? was approved for registration by the U.S. Patent and Trademark Office. In June, 2008, we received notice from the patent office estimating that the patent application would be reviewed in ?approximately 27 months?. In March, 2008, we received a Notice of Allowance for the Ento-Protein trademark. The Company now needs to file a Statement of Use to show the evidence of use of the trademark. The Company filed a six month extension in August, 2008, in order to extend the time necessary to demonstrate an intent to use through initial commerce.

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

On the eighteenth day of the trials, the fish were collected, immersed in an ice bath and then filleted. The treatment-dependent filets were isolated and either refrigerated for sensory analysis conducted by the Garrison Sensory Evaluation Laboratory within three hours of sacrifice, or frozen for proximate analysis conducted by the Mississippi State Chemical Laboratory.

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

In April, 2008, all of the fish on all of the diets were weighed, and a statistical analysis was done to compare the growth rates. Juvenile hybrid striped bass fed the diets containing Ento-Protein (as a full replacement for fishmeal) achieved a grow rate of 85% of the fish in the control. These results were very encouraging as they showed
Ento-Protein may provide a superior sustainable protein replacement to any of the currently researched vegetable derivied substitutes. Feed conversion ratios (FCR) were also calculated as the defining parameter for growth and digestibility of the diets. FCR?s of experimental diets ranged from 1.19 ?
1.21 to 1, compared to the fishmeal control at 1.10 to 1, which again was very positive. Survival of the fish fed the Ento-Protein diets was 100% over the 6 week period.

The advancement of additional research is awaiting the development of a pilot scale production facility to further evaluate production costs, diets, drying equipment, and scalability. It is anticipated that a small pilot development will be deployed in the Fall of 2008 at the Florida City farm site.

The Company currently has a high degree of confidence that Ento-Protein?, which is being developed by Aqua Biologics, Inc., can become a significant alternative to fishmeal in a rapidly growing $7 billion worldwide market. Aqua Biologics, Inc. has begun entering discussions with universities, commercial feed mills, and distributors of fish diets and feed about the potential of integrating Ento-Protein? into various research diets, specialty feeds, and all-natural/organic diets as an entrance into the marketplace. The Company also recognizes there is still considerable work to be done in research, product development, manufacturing, and merchandizing, and that it is quite possible difficulties will emerge that could delay or substantially impact the commercialization of this technology.

In May, 2008, Aqua Biologics, Inc. received a Letter of Intent from Zeigler Bros, Inc. in Gardners, PA to purchase 40 tons per month of Ento-Protein? for use in their aquaculture and pet diets. Aqua Biologics, Inc. anticipates that other similar contracts will be forthcoming once pilot operations are in production, and sample quantities can be distributed to interested parties. Aqua Biologics already has received letters and emails of interest from around the world.

Farming Operations

Current farming operation are managed by our Blue Heron Aquaculture, Inc. subsidiary on a 48 acre site at the edge of the Florida Everglades, owned by the South Florida Water Management District, an agency of the State of Florida. Blue Heron Aquaculture, Inc., is the successor to Blue Heron Aqua-Farms, LLC, the previous farm manager, which transferred the management agreement for the farm property to the new corporation as of January 1, 2008. The actual leasehold interest in the 48 acre farm is held by South Florida Aquaculture, Inc., a Florida corporation with which Blue Heron Aqua-Farms, LLC entered into a management agreement in 2000. On January 1, 2008, Blue Heron Aqua-Farms, LLC acquired a controlling interest (85+ percent) in the common stock of South Florida Aquaculture, Inc. from two shareholders, including
James Harvey, who is also a director of Neptune, in exchange for 105,000 shares of the common stock of Neptune. At the same time, Mr. Papadoyianis also transferred shares in South Florida Aquaculture, Inc. which he had acquired with his own funds several years ago, in exchange for 19,000 shares of Neptune common stock, using the same exchange ratio. This transaction, and the interests of Mr. Harvey and Mr. Papadoyianis, were fully disclosed to the independent members of the Board of Directors of Neptune, and the Board unanimously approved the transaction, with Mr. Harvey and Mr. Papadoyianis abstaining.

Utilizing a water use permit from the District, Blue Heron draws water from the limestone aquifer, oxygenates the water, and then pumps the water through a series of tanks, in which hybrid striped bass in various graduated sizes, are raised. This unique flow through system insures that the fish at the farm are raised in constantly flowing, clean water, with all wastes removed on a continuous basis. The water is then discharged into a settling pond on the site, and from there flows into a blind canal, also fully on the site, where the water returns to the aquifer through the natural limestone. No water or waste is ever discharged from the site. The resulting hybrid striped bass, which we call Everglades Striped Bass, have a natural, sweet flavor, and demand for our product far exceeds our current available supply. We use no hormones, antibiotics, coloring agents, or other artificial treatments in our farming operations, and we have begun the process of developing an ?organic farm plan? as the first step in seeking organic certification for our Everglades Striped Bass?.

Since our current farm operation had used only a small fraction of the 48 acres at the site, and was not an economically viable operation at such a small size, we implemented a plan to expand the farm. A portion of the total proceeds from the debenture offering conducted through Dawson James Securities during fiscal year ending June 30, 2007, have been used for that purpose, once the ownership of the lease was secured by the acquisition of a controlling interest in South Florida Aquaculture, Inc on January 1, 2008 and the necessary regulatory approvals for the expansion were obtained.

Our expansion timetable was delayed by several months due to unexpected regulatory and licensing issues, as well as the need to complete the acquisition of South Florida Aquaculture, Inc, closed on January 1, 2008, so that we could control the entire lease property ourselves. The delays included unexpected obstacles in renewing our existing water permits for the site and in obtaining consent of the South Florida Water Management District to the expansion, as a result of water shortages in South Florida and heightened regulatory scrutiny of water use in the area by all users. In addition, an anonymous letter from a ?concerned scientist? was received by the South Florida Water Management District and other, state and federal, regulatory agencies claiming that there were environmental, immigration and other operational issues at the farm by Blue Heron Aqua Farms, LLC. This letter prompted a state review and investigation and the eventual issuing of a report clearing Blue Heron of any issues at the farm. blue Heron did, however, agree to clear certain non-native plant species from the site, as part of the lease terms. The Company also filed a John Doe action in the Circuit Court of Palm Beach County seeking to identify the anonymous writer, however after numerous legal inquiries to Yahoo and Hotmail, such information could not be recovered. Given the lack of cooperation from these providers, the case has been abandoned.

In June, 2008, the Company?s South Farm site was completely leveled in preparation for an extensive expansion. An employee trailer was installed as part of on-site management for the new facilities. The revised eco-friendly development plan revolves around using the water several times as part of an integrated model for producing both fish and produce, while reducing or even eliminating waste products. The current expansion plan incorporates large circular tanks to produce hybrid striped bass. The first 32 tanks have already arrived on site and are being assembled. Our current estimates are that the expanded operations will more than triple our total fish production. Part of the expanded operation also will incorporate use of the effluent water and waste for hydroponic growing of vegetables and herbs, a process already begun on a trial basis at the Lake Linda site near the existing farm and named Bioponix? by the Company. The hydroponics farming will add a second income stream to the farm operation, and should produce revenues faster than the fish farming, which will take ten to twelve months from initial stocking before the fish can be harvested. A 30,000 s.f. greenhouse has been erected for the first phase of the hydroponic production. The Bioponix? operation will be operated and managed by Florida Aquaponics Corp., a wholly-owned subsidiary. The Company intends to pursue organic certification for its hydroponic herbs and vegetables grown with natural fish wastes. The Company has earmarked capital from its next financing efforts to complete both the greenhouse and the fish production expansion.

Effective January 1, 2008, the Company reorganized its subsidiary operating structure to reflect its two major lines of business. BHA Holdings, Inc. was incorporated as a wholly-owned subsidiary. Blue Heron Aquaculture, Inc. was incorporated to take over the operations of the Blue Heron Aqua Farm from Blue Heron Aqua Farms, LLC, which now continues as a non-operating entity. Florida Aquaponics Corp. was incorporated to manage and operate the hydroponics and aquaponics operations in Florida. Both companies are wholly-owned subsidiaries of BHA Holdings, Inc. The Company also acquired a controlling interest in South Florida Aquaculture, Inc., the tenant of the land on which the Blue Heron Aqua Farms is operated, on January 1, 2008. Aqua Biologics, Inc. continued as a separate wholly-owned subsidiary which manages all of the technology development of the Company, and which holds the license rights to Aqua-Sphere? and the ownership rights to Ento-Protein?.

Since June 30, 2008, the Company has incorporated a number of other subsidiaries to undertake different aspects of the development and operating plan, including Pennsylvania Bioponix, Inc., a Pennsylvania corporation which will undertake the Pennsylvania development opportunity.

Economic Development Model

Beginning in April, 2008, the State of Pennsylvania has encouraged Neptune to bring its technology and eco-friendly, integrated agri-business to the State. The State?s Department?s of Economic Development and Environmental Protection have worked closely with the Company to identify a site that meets all of the pre-qualifications set forth for successful operations. Further, the State has committed its resources to provide a financial incentive package to assist in developing the project, and marketing assistance for ?Pennsylvania Preferred? products produced in the state.

	Neptune has established a new corporation to conduct operations in Pennsylvania. Pennsylvania Bioponix, Inc., a Pennsylvania corporation, will utilize the Company?s technology and management expertise to develop a state-of-the-art aquaponic facility in northeastern Pennsylvania, and other locations which may subsequently be identified as suitable. Neptune has a letter of intent signed with a cogeneration power company for a lease-purchase agreement on an eight acre parcel containing a 3.25 acre heated greenhouse. Heat for the greenhouse will be supplied by the power company via waste heat from the cooling towers at no cost to Neptune. Bioponix? is the synergistic application of fish farming, hydroponics and insect production combined in an integrated process. Fish waste from the fish production operation is used as organic fertilizer in the hydroponic system to produce organic herbs and vegetables as a secondary crop. The fish waste is therefore transformed from a liability into an asset. The herb and vegetable plants remove nutrients from the water, thereby acting as a natural filtration system, so the water can then be re-circulated back into the fish production system over and over again, thereby significantly reducing water consumption. The planned pilot insect production facility will utilize various waste products to produce high quality protein meal that can be incorporated into the fish diet.

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

In addition to the existing farm, we plan to take advantage of the massive, yet pristine, quarry lakes spread throughout Florida which will provide an ideal environment for fish production. Management has focused its efforts on further research and development of the various components of the Aqua-Sphere? system technology, while fine tuning production methods for use in quarry lake aqua farms. Among the many technological developments tested during this period have been a solar powered, programmable, automated, feeding system which allows controlled amounts of feed to be distributed at specific times of the day. This insures a more rapid growth rate, with less waste than other common productions methods in the industry. Through the development and operation of three previous pilot farms, we improved our technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. Through Aqua Biologics, we are now operating a test farm in a quarry lake in Florida City, Florida, at which we are now growing Everglades Striped Bass in the Aqua-Sphere?, collecting the fish waste from the Aqua-Sphere? system on a continuous basis, and transferring the waste to an aerobic digestive system, which converts the waste into methane gas and a nitrogen rich solution which is then used in hydroponic farming at the site. The applications of the Aqua-Sphere? system now extend to an open, worldwide market. In addition, we have successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia).

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

Suppliers

We purchase fingerling fish stock for our farming operations primarily from two suppliers that actually work cooperatively together. There are a number of sources for fingerling stock which we can use to maintain our current production and to expand as we open additional acreage to production. However, we have built a strong relationship with our suppliers, and they are the largest producer of hybrid striped bass fingerlings in the world. The quality of fish they produce is greater than various other suppliers. In 2007, our two suppliers had production difficulties that were the result of personnel issues in one of the companies. The one farm was allowed to run down, and production was severely compromised. Although this farm is currently under new management, the lack of available fingerlings had, and continues to have, a significant impact on our farm production. The impact of this fingerling shortage affected not only Neptune?s production, but hybrid striped production in general in the U.S. Both fingerling farms are now ?over-producing? fingerling stock in order to avoid this issue in the future. It is also part of our business plan to acquire one or more fingerling production farms in the future, so that we can grow our own fingerlings and control the quality, price and availability of feed stock.

Competition

Competition for our products derives from two industries as well as for two distinctly different products. Our involvement in fresh seafood production operations, and the development of disruptive technologies for controlled production systems are addressed in different capacities later in this report.

Seafood

The competition for seafood products in the United States is significant.
With over 84 percent (at a cost of over $9 billion) of all seafood consumed in the U.S. being imported, the competition for our U.S. market is worldwide. More reasonable labor and land costs in foreign countries has a significant impact on the cost of production, and in many instances offsets the costs of freight. Our market penetration has focused on eco-friendly production, sustainable species, and providing our customers the freshest product available. This focus has allowed us to compete and grow in a market that is dominated by companies that are better financed, have longer operating histories, and a more diversified product line.

We currently produce a single species, hybrid striped bass, due in part to the enormous market growth potential. Annual U.S. production of hybrid striped bass was 11,240,000 lbs in 2007, and market growth is limited only by current production capacity and methods. There are approximately 55 farms in the U.S. producing hybrid striped bass as per the 2007 industry census; however four large farms produce roughly 60 percent of the annual production. These producers include both pond and re-circulating farms, although the pond producers have a lower cost of production due to the extensive nature of those farms. Over the past year, several of the larger farms have begun to expand their operations, which will inevitably place more available product into the marketplace. In addition to other producers of hybrid striped bass, further competition for our products comes from wild-caught seafood. Wild striped bass, as well as species such as yellowtail snapper, grouper, halibut, flounder, and others all compete against our product at the retail level. Competition for fresh fish products is generally narrowed down to quality, price, availability, and shelf life. As a higher priced product, we have been relatively successful in the marketplace due to our excellent quality, availability and shelf-life. The seasonality of wild striped bass affects the market in the respect that seafood wholesalers that buy primarily on price tend to migrate to this product during season. We have avoided these customers and have catered to those that focus on quality, sustainability, year-round availability and freshness. We recognize the need to progressively diversify our product line, and toward that end have investigated numerous opportunities over the last year. We established our Canadian subsidiary, Aqua Biologics of Canada, Ltd. to explore and develop coldwater marine opportunities in both eastern and western Canada. We are currently working on a collaborative grant opportunity in western Canada to utilize Aqua-Sphere? to demonstrate closed containment production of salmon, renewable energy, and waste utilization. In eastern Canada, we are investigating an opportunity to utilize Aqua-Sphere? for the production of halibut and cod. We will continue to explore these opportunities to demonstrate and use our technologies in various environments worldwide.

With almost 40 percent of commercial fish species threatened, and commercial harvests fairly level since the late 1980s, the future will inevitably be reliant upon controlled commercial production. In addition, increased concerns over adverse environmental impact of traditional; fish farming methods will have a major impact on the industry, one which we feel Neptune is in a unique position to meet. Recent adverse publicity for open net pen farming methods has led to a proposed ban on this method in British Columbia, Canada?s salmon farming industry, with a recommended change to closed containment systems, such as Aqua-Sphere?. We formed Aqua-Biologics of Canada, Ltd. as a subsidiary of Aqua Biologics, Inc., to explore this new opportunity and have already been in contact with a salmon farming operation in British Columbia interested in a joint venture test of the Aqua-Sphere? for salmon production.

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

We acquired the exclusive worldwide rights to the Aqua-Sphere? system technology. On behalf of Chief Executive Officer, Ernest Papadoyianis, and Chief Operating Officer, Xavier (Sal) Cherch, we filed a provisional patent in February, 2005, and obtained a patent pending status on the Aqua-Sphere? and the major component of the Aqua-Sphere? system, the Aqua-Cell?, formerly referred to as the Eco-tank, and in January 2006 we applied for full patent status. There is no guaranty that full patent status will be granted.
In addition, we filed for a trademark on the Aqua-Sphere? and the Aqua-Cell? names in July, 2006 and have received registered trademark status for both names. In August, 2007, we filed a PCT application as a precursor for filing European patents. In July, 2008 we filed our foreign patent in Canada.

We consider the Aqua-Sphere? system to be disruptive technology which may displace the antiquated equipment used to cultivate fish in large lakes, bays, inshore, and offshore environments. The technology used for 2000 years is in the form of floating net pens and cages that contain fish in large bodies of water for production purposes. While our technology has many advantages over net pens, it may be more expensive to purchase and operate.
We will be heavily relying upon increasingly stringent environmental regulations to market our system, and believe these regulations are already well underway. There can be no assurance that the pollution/contamination caused by the older net pens systems will be curtailed by regulatory action. Additionally, there are a number of other companies that are in the testing phases of other containment systems that will compete against the Aqua-Sphere?. As stated above, most of these companies are better funded, have university affiliations, and longer operating histories.

Currently, we are in the process of performing final testing on the Aqua-Sphere? System. Some of our competitors are already producing and are selling their products. This places us at a disadvantage in the marketplace unless we can prove our system is superior to some of the newer technologies. Many of our competitors claim their products obtain similar results to the Aqua-Sphere? System.

In June, 2006, we transferred our technology research and development to a subsidiary, Aquaculture Specialties, Inc., which we renamed Aqua Biologics, Inc., to oversee the complete development of the Aqua-Sphere? system, sales and marketing. Aqua Biologics, Inc. holds the exclusive license to the Aqua-Sphere? system under the exclusive worldwide license agreement, and also Owns the rights to the Ento-Protein? technology.

During the past two fiscal years, we have incurred direct costs related to our research and development activities of $21,830 and $35,625 for the years ended June 30, 2008 and 2007 respectively, most of which related to pending matters, and deferred development costs of $83,580 and $44,483 for the years ended June 30, 2008 and 2007 respectively. Additional costs relating to research and development activities have not been maintained as separate items and are incorporated in our normal operating expenses.

Geographic Expansion

In July, 2006, we began the process of contacting various cities, counties and states which suffer from high unemployment rates. The purpose of this effort is and will be, to locate those areas and governmental agencies with economic development commissions which may be receptive to offering incentives, grants, abatements or tax relief as an inducement for Neptune to build expansion facilities and diversify its operations and product line. As we continue this effort, we will focus on sites and areas that would provide competitive advantages in terms of production, market penetration, new species/products, etc. This includes quarry lakes for the deployment of our Aqua-Sphere? system and the pending opportunity in Pennsylvania, where we have already discussed the potential of developing integrated ?green? agribusiness opportunities there. Our executive officers toured the area and the State Capital, and were hosted by state officials in Economic Development, Technology Advancement, International Export, and Environmental Protection. The State representatives reviewed many programs available in grants, loans, tax abatements, employment incentives, and land, that could apply to such integrated aquaculture operations. A list of site requirements was developed by the executive officers for distribution by the State to over 250 county economic development offices. Several potential sites were identified, and others are anticipated in the near future. The initial project would involve the development of integrated fish farming facilities that could utilize the waste heat from an existing adjacent business, which may include co-generation plants, energy plants, ethanol/bio-diesel plants, produce processing plants, etc.

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

In May, 2007, the National Organic Standards Group delivered its recommendations for organic standards for seafood for adoption by the U.S. Department of Agriculture, the only valid certifying body for organic products in the U.S. These proposals, which have caused considerable controversy in parts of the U.S. seafood industry, could result in or may include:

- Excluding all fish raised in open net pens (which includes almost all farm-raised salmon)
-        Excluding all wild caught fish
-        Excluding all carnivorous fish fed on diets containing fishmeal.

These recommendations, if finally adopted, will accelerate the demand for closed containment systems, such as the Aqua-Sphere?, and will position our farms for organic certification. Our current production facilities operated by Blue Heron and Aqua Biologics currently use no antibiotics, growth hormones or similar non-organic methods, use no net pen methods, and, with the introduction of the Ento-Protein? feed, our farm raised fish will be fed only with a sustainable, all natural protein source from the insect meal. The Ento-Protein? product is currently in development through a cooperative research relationship with Mississippi State University?s Departments of Entomology; Fisheries & Wildlife; and Food Science.

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

U.S. organic food sales reached $17 billon in 2006, growing at over 20% annually. Once USDA organic seafood guidelines are in place, organic seafood is expected to grow at a similar rate. While there are a wide variety of organically farmed seafood products available in Europe through certification by the European Union, the U.S. has lagged behind in establishing organic certification guidelines for seafood. Most organic retailers have strongly opposed labeling any wild-caught seafood products as organic due to their unknown origins and diet (Supermarket News, March, 2005).

	Although all other sources of farmed protein are abundantly produced organically to meet this rapidly expanding market, the seafood industry for the most part has been left behind. This temporary exclusion again stems from the fact that seafood is still predominantly harvested from wild sources which are not controlled.

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

Our Blue Heron subsidiary also maintains a water use permit for 41,000,000 gallons per day, held under the name of South Florida Aquaculture, Inc. Currently, we use less than 50 percent of our allowance; however future plans are for massive expansion into other areas of our site, which will inevitably utilize most if not all of this permitted amount. There can be no assurance that we will be able to maintain this permit in the future, however this permit was renewed for the remainder of the lease term, through March, 2016. Blue Heron utilized the services of a water resource and environmental consulting firm, to complete the permit renewal.

We do not separately account for costs directly related to compliance with environmental regulations, since these costs are inherent in our methods of operations and are included in our normal operating costs. We do, however, incur separate charges for environmental insurance, and incurred $1,500 and $1,003 in premiums for the years ended June 30, 2008 and 2007, respectively.

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

Capital Needs

	In order to carry out our business plan, on April 18, 2006, we signed a Placement Agent Agreement with Dawson James Securities, Inc. to raise $2,000,000 in funds for working capital and expansion of the existing aquaculture farm operation. The Placement Agent Agreement provided for a total compensation to Dawson James Securities, Inc. of 13 percent of the funds raised, plus Neptune common stock and warrants to purchase additional common stock. The Private Placement Memorandum for this offering described the proposed Use of Proceeds by Neptune in the following language:

                            USE OF PROCEEDS

The net proceeds to the Company from the sale of the Units being $435,000 if the Minimum Amount is sold, and $1,740,000 if the Maximum Amount is sold. See ?Plan of Distribution.? We intend to use the net proceeds of the Offering to (i) develop the first commercial scale prototype of the S.A.F.E.? System floating production technology and commence several pilot/demonstration operations, (ii) complete the first of three expansion phases on the Blue Heron farm, (iii) begin development of the first commercial scale quarry lake aqua-farm utilizing the S.A.F.E.? System, and (iv) for working capital.

If we raise the Minimum Amount, we believe that the net proceeds from the Offering, together with our existing capital resources and revenue or cash flows from operations, if any, will be adequate to satisfy our working capital requirements only for a period of approximately four to five months. If we raise the Maximum Amount, we expect the proceeds would last approximately 12-18 months from the date of the final closing (depending upon expansion and investor relations requirements). However, if we continue to incur operating losses or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. Furthermore, we may need to raise additional capital to fund the expansion of our business into complementary areas, including one or more strategic acquisitions. We cannot assure you that our estimates are accurate or that unforeseen events will not occur that would require us to seek additional funding to meet our needs for working capital. We expect to seek such capital, if needed, through sales of additional equity or through debt securities, but there can be no assurance that such funding will be available on acceptable terms, if at all. Our estimate of the use of proceeds from this Offering is as follows:

                           	        Minimum	  	     Maximum
                                     Amount    		 Amount
Description
S.A.F.E.? System prototype(1)    $   175,000	       $    350,000
S.A.F.E.? System farm site(2)	         0	            450,000
Expansion of Blue Heron farm(3)		   0              400,000
Notes/Bridge Payable(4)			   0		      200,000
Working capital (5)			   260,000             340,000
Net Proceeds of Offering	     $   435,000	        $ 1,740,000

The total amount of the offering was $2,000,000, which would result in net proceeds to Neptune of $1,740,000 after paying the Dawson James compensation of $360,000. As noted in the description above from the Private Placement Memorandum, the Use of Proceeds was based on the assumption that the full amount of the offering would be raised within a relatively short time after it began on April 18, 2006, since raising the minimum net amount would only meet capital requirements for 4 to 5 months, and 12 to 18 months if the maximum amount was raised (?depending upon expansion and investor relations requirements?).

	The first funds raised in the offering were not raised until May 10, 2006, in the total amount of $500,000, with net proceeds to Neptune of $435,000, which was, coincidentally, the minimum offering amount described in the Use of Proceeds. These proceeds were used approximately as suggested in the Use of Proceeds above, including Working Capital for the general operations of Neptune.

	The next funds raised in the offering did not come until six months after the offering began, or not until October 16, 2006. That was, of course, beyond the 4 to 5 month period of available funds described in the Use of Proceeds for the minimum offering amount. The October 16, 2006 net proceeds was only $26,100 and did not permit Neptune to do anything other than pay some payables (i.e., working capital). In addition, at the insistence of Dawson James, Neptune was required to retain the first of several investor relations firms, at the cost of stock plus $2,000 per month in fees.

	On November 22, 2006, another $180,000 in net proceeds was received by Neptune in the continuing offering, which once again, provided only enough working capital to cover the, to date, 7 month delay in funding the offering beyond the minimum amount. No part of the funds could be allocated to any substantial expansion of the farm or the technology, to the considerable frustration of management. Most of the funds instead had to be allocated to the current operations of the farm and to the cost of stocking the existing operation.

	On January 22, 2007, another $113,000 in net proceeds was received by Neptune, which did not even cover the cost of existing operations for the additional two month funding delay.

	After another two month delay, Neptune received another $282,750 in net proceeds, which covered in part the working capital needs due to the delay in funding, beyond the original estimate of 4 to 5 months after the offering commenced in April, 2006, but allowed some patent and trademark work to be done on the technology.

	On March 20, 2007, Neptune finally received enough net proceeds of the offering to begin to apply to the Use of Proceeds, a total net amount of $1,322,988. The Use of Proceeds from that investment was used as follows:

					   Estimated		Approximate  Actual
    Description			Use of Proceeds		    Use of Proceeds
S.A.F.E. System prototype	    $    264,600           $	  264,928
S.A.F.E. System farm site		   344,000  		  120,500
Expansion of Blue Heron farm		   304,500		        340,318
Notes payable				   152,000		         55,000
Ento-Protein? research				0			  300,000
Working capital				   257,888		        342,242

Net proceeds			     $ 1,322,988		$     1,322,988

The Estimated Use of Proceeds is derived from the Use of Proceeds in the Offering Memorandum if the Maximum Amount was raised, and applying the same relative percentages for each item to the actual net amount finally raised in March 2007 of $1,322,988. The Approximate Amount of Actual
Use of Proceeds is based on a review of the expenditures of Neptune and its subsidiaries over the period from March 2007 through May 31, 2008, and includes expenditures for the development of the Ento-Protein? technology and the S.A.F.E. expenditures. S.A.F.E. is now referred to as the Aqua-Sphere?. It should be noted that Ento-Protein? was not yet conceptualized when this offering began. Patent searches and provisional patent filings did not occur until April, 2007. Therefore, no proceeds from the offering had been allocated for this research, legal expenses, outside services, etc. Based upon the current market, demand, and price, Ento-Protein? may have the potential to become the largest revenue stream for the company. Also, the original Use of Proceeds did not include any significant amounts for ?investor relations?, but when Dawson James was unable to complete the offering itself on a timely basis, it insisted that Neptune retain another placement agent to assist in the offering, at additional cost and also that it retain, on a serial basis, a number of ?investor relations experts? recommended by it, again at an additional cost in cash and in common stock, although little benefit was achieved for the Company. The total cost of this investor relations effort was $98,980 in the fiscal year ended June 30, 2008 and $114,823 for the fiscal year ended June 30, 2007.

	Furthermore, the three specific goals for use of the net proceeds:
?to (i) develop the first commercial scale prototype of the S.A.F.E.? system floating production technology and commence several pilot/demonstration operations, (ii) complete the first of three expansion phases on the Blue Heron farm, (iii) begin development of the first commercial scale quarry lake aqua-farm utilizing the S.A.F.E.? system, and (iv) for working capital? have all been accomplished and more.

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

As part of the Offering, the Company also entered into a Registration Rights Agreement with the debenture purchasers, under which the Company agreed to file a registration statement for the shares into which the Debentures could be converted, and any common shares issued as PIK interest, as well as maintain an effective registration statement for any shares underlying the accompanying warrants issued with the Debentures. Under the terms of the Registration Rights Agreement, the first registration statement was required to be filed within 120 days from receipt of notice from the investors, in the form provided. When it was discovered that Dawson James had failed to provide the required notice form to its investor clients, the Company itself provided a notice form to the Debenture Holders, and the first notice was then received by the Company in October, 2007. Within 120 days thereafter, in December, 2007, the Company filed a Form S-3 registration statement with the SEC, seeking to register the common shares into which the Debentures may be converted, the interest shares and the warrant shares. Subsequently, the SEC amended its Rule 144 requirements in February, 2008, so that now, all of the shares underlying the Debentures already qualify under Rule 144 and all shares issued as interest payments have also qualified under Rule 144 after a six month holding period. Under the terms of the Registration Rights Agreement, any shares that meet the qualification requirements of Rule 144 do not need to be included in the registration statement. Neptune has received comments from the SEC on the filed registration statement which will be addressed as soon as this annual report is filed.

Due to a number of unresolved issues, Neptune has now terminated its relationship with Dawson James Securities. Due to subsequent activities which were disclosed to Neptune by some of its shareholders (who also were Debenture Holders, Neptune has filed a complaint with the Financial Industry Regulatory Association (FINRA)regarding Dawson James, a principal of that company and another investment bank. The Company also has received information that Dawson James and certain principals and employees have begun shorting its common stock, which appears to be at least a major contributing factor in the decline of the trading price of the common stock over the past several months. Neptune has not yet retained a new investment banking advisor to assist it in the needed additional capital funding efforts, but expects to do so in the near future.

There currently are no limitations on our ability to borrow funds to carry out our business plan, except to the extent that we propose to secure any future loans by assets of Neptune itself. The debenture bonds issued during 2006 and 2007 fiscal years contain a provision giving the debenture holders prior consent rights to any senior secured debt of Neptune, since the debentures are unsecured. This same limitation does not apply to any secured loans made to a subsidiary company; however, the Company?s limited resources and operating history may make it difficult to borrow funds. The amount and nature of any borrowings will depend on numerous considerations, including our capital requirements, potential lenders evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We have no present arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to implement our business plan, or to provide equity funds for an additional infusion of capital into the Company, may have a material adverse effect on our financial condition and future prospects, and any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. In addition, the current balance on the Debentures of approximately $2.3 million, begins to come due in December 2008 and the balance in early 2009, and it is not likely that the Holders will agree to a conversion of the Debentures into common stock at the current contractual conversion price of $0.30 per share, given the current trading price of the common stock. As noted, the Company has reason to believe that the current stock price has been the subject of price manipulation and shorting by Dawson James and others, which has driven the trading price below the contract conversion price, and this belief is a part of the basis for the pending FINRA matter.

EMPLOYEES

As of June 30, 2008, we had four employees in the Company, and an additional six employees in Blue Heron.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not maintain separate offices, and our current address is only a mail box address used for that purpose. Our officers currently work from home offices in order to conserve capital. They do not charge us for such use, and have not done so for the eight and a half years the Company has been in business.

Our subsidiary, Blue Heron, operates a fish farm under a management agreement with South Florida Aquaculture, Inc., which holds a lease on a forty eight acre parcel of land owned by the South Florida Water Management District with a remaining term of seven years. The management agreement also has seven years remaining. South Florida Aquaculture, Inc. is owned 85 percent by Blue Heron Aqua Farms, LLC, as of January 1, 2008.

Our subsidiary Aqua Biologics, Inc. operates a test facility for the Aqua-Sphere? System at a quarry lake in Florida City, Florida on a two year lease at a monthly rent of $ 1,000.

ITEM 3. LEGAL PROCEEDINGS.

We are not a named defendant in any pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of securities holders of the Company during the Fourth Quarter of the fiscal year ended June 30, 2008.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of June 30, 2008, our common shares traded under the symbol NPDI on the OTC Bulletin Board and on The Pink Sheets. Activity in our common stock is Reflected in the following table:

FISCAL YEAR 2008             HIGH     LOW
First Quarter            $  0.55   $ 0.30
Second Quarter              0.45     0.20
Third Quarter               0.38     0.17
Fourth Quarter              0.30     0.14

FISCAL YEAR 2007             HIGH     LOW
First Quarter            $  0.70   $ 0.29
Second Quarter              0.48     0.15
Third Quarter               0.48     0.16
Fourth Quarter              0.45     0.22

These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, as reported through CBS MarketWatch.com and may not represent actual transactions.

     As of June 30, 2008, we had 25,351,631 shares of our common stock outstanding. This includes 6 million shares of common stock issued on the conversion of 5 million shares of Class A Convertible Preferred Stock which had been outstanding. Our shares of common stock are held by approximately 163 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. A recent NOBO list indicated an additional 1,051 beneficial shareholders in addition to those listed by the transfer agent.

There were also 582,500 shares of our preferred stock outstanding, which are convertible into a total of 5,158,333 million additional shares of our common stock.

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

There were no purchases of common stock by the Company or by any affiliates of the Company during the fourth quarter of our fiscal year ended June 30, 2008.

SHAREHOLDERS

There were approximately 163 holders of record our common stock as of June 30, 2008. An additional 1,051 beneficial stockholders were disclosed in a current NOBO listing.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings.


RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2008, the Company issued securities as follows:

Common shares outstanding at June 30, 2007:              19,966,199
Common shares issued as payment of interest               1,453,308
Common shares issued for consulting services                500,000
Common shares issued as compensation                        942,500
Common shares issued on conversion of debentures          2,365,624
Common shares issued for acquisition                        124,000
                                                         ------------
Total common shares outstanding at June 30, 2008:        25,351,631

All of the shares were issued in private transactions in reliance on
Section 4(2) of the Securities Act of 1933, and all of the certificates representing the shares bear legends restricting any transfer of the shares unless subsequently registered by the holder, or pursuant to an exemption from such registration.

The Company also issued 482,500 shares of Series A Convertible Preferred
Stock in cancellation of $482,500 in accrued compensation due to our officers and a consultant. A total of 200,000 shares were issued to each of Mr. Cherch and Mr. Papadoyianis, and 82,500 shares to CF Consulting, LLC. The shares are convertible in 10 common shares for each preferred share. The Company also issued 100,000 shares of Series B Preferred Stock to an outside investor for a cash investment of $100,000.

TRANSFER AGENT AND REGISTRAR

Our transfer agent on June 30, 2008 was InterWest Transfer Co., Inc., P.O. Box 17136, Salt Lake City, Utah 84117.

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

Our mission is to become a leading supplier of sustainable seafood products through the development of a vertically integrated production and distribution enterprise, encompassing fish farms, processing facilities, wholesale distribution, and value-added product lines. The catalyst to our business model is the patent-pending Aqua-Sphere? technology which provides a highly efficient, environmentally friendly solution to current seafood production requirements, while opening up new areas of the world to commercial farming. The Company has already received interest from around the world to license, purchase, and distribute the technology. Licensing, sales and joint venture activities will further expedite and enhance our business model. The final strategic phase of our mission involves the utilization of our publicly traded vehicle to conduct a roll-up of the highly fragmented aquaculture and distribution industries. The acquisition of other seafood related businesses should allow us to expand, diversify, and integrate our technology in the most efficient manner.

The founders of the Company, Messrs. Ernest D. Papadoyianis and Xavier T.
(Sal) Cherch began designing and testing what today is known as the Aqua-Sphere? System over 10 years ago. The Aqua-Sphere? System is designed to address and resolve the concerns of environmentalists. Today, through a contractual arrangement, Neptune itself and its subsidiary, Aqua Biologics, Inc., have spent over 7 years and more than three million dollars in the development of the Aqua-Sphere? System, perfecting production methods, performing market analyses, acquiring lease sites, and creating a cornerstone production facility through our subsidiary, Blue Heron Aqua Farms, LLC (Blue Heron). Blue Heron operates a forty eight acre fish farm in Florida City, Florida that incorporates a one-of-a-kind flow-through environment which is virtually extinct in the U.S. today. In October, 2004, the Company completed a state of the art nursery expansion in order to increase production capacity of its sashimi quality hybrid striped bass (branded as Everglades Striped Bass)by over 25%. The market for all seafood, particularly fresh farm-raised product, has grown to tremendous proportions, warranting immediate and extensive expansion of production and diversification to other popular species. With only four acres of the 48 acre site under production at this time, the Company has the capability of producing close to two million pounds of fish per year from this site alone when the site is fully developed, which development is well underway.

Management focused its efforts on further research and development of the various components of the Aqua-Sphere? system technology, while fine tuning production methods for use in quarry lake aqua-farms. Among the many technological developments tested during this period was a solar powered programmable, automated, feeding system which allows controlled amounts of feed to be fed at specific times of the day. This insures a more rapid growth rate, with less waste. Through the development and operation of three previous pilot farms, Neptune and Aqua Biologics have improved this technology, and production techniques to effectuate the efficient and economical production of seafood in large, open bodies of water. The applications now extend to an open worldwide market. In addition, we successfully raised and marketed three commercially viable species (hybrid striped bass, redfish and tilapia). Our farms purchase fingerling fish, raise the product to market size(1.25 to 2+ pounds), and then harvest and distribute it to wholesalers, processors, market chains, etc. throughout the U.S., Canada, and the Caribbean. Management believes that our unique, low-cost production strategy, technology, and existing distribution through independent wholesalers and distributors allow us to bring our products to market faster and cheaper than the competition.

DEVELOPMENT STRATEGY

With a strong distribution network for our fresh farm raised seafood products throughout the United States, Canada and the Caribbean, we are now focused on a three phase expansion program at our Florida City site in order to meet market demand. In addition, we have moved into the final stages of preparation for the commercial production of the Aqua-Sphere? System with the establishment of the test facility at a quarry lake in Florida City, Florida by Aqua Biologics.

We also plan to integrate our operations by locating and attempting to acquire our own distribution network, as well as processing capabilities and nursery operations to raise and control our own fingerling production.

Farming Operations

We are well underway in the process to expand our facilities, diversify our production, and vertically integrate our operations. We expect to increase capacity to produce over two million pounds of hybrid striped bass and other species; operate the only hybrid striped bass nursery in South Florida; and utilize our effluent wastewater to produce a diversity of hydroponic vegetables and herbs. The combination of our commercial aquaculture expertise, management and technology, teamed with the expansive forty eight acre fish farm facility, have created one of the premier commercial aquaculture operations on the East Coast and perhaps the U.S.

In addition to the Florida City site, we have identified and have had preliminary discussions for lease options on a number of prime quarry lake sites in South Florida. Historically, management has focused its production and technology on developing these vast man-made impoundments which are abundant in South Florida and offer tremendous opportunity for development. Quarry sites will be developed by Aqua Biologics, Inc., utilizing the Aqua-Sphere? System technology which was designed and engineered from years of practical experience in commercial production in South Florida quarries. Quarry lake development presents an ideal opportunity to establish multiple farm locations with minimal capital outlay.

Technology

The Aqua-Sphere? System incorporates many features which make it suitable for all parts of the world. Aqua Biologics continues to be deluged with inquiries. The Aqua-Sphere? System is a floating, articulating, patent pending containment system which utilizes alternative energy to power many of its components. The system can be utilized as a stand-alone single tank (an Aqua-Cell) in a variety of sizes or several Aqua-Cells can be interconnected into pods to create the Aqua-Sphere?. In a pod configuration, each Aqua-Cell is connected to another by an underwater conveyance pipe. This allows the operator to move fish from Aqua-Cell to Aqua-Cell without removing them from the water, or handling. Therefore, an Aqua-Sphere? system actually becomes a self-contained nursery and grow-out area. An automated solar powered feeding system and a revolutionary waste collection system insure rapid growth without contamination of surrounding waters. Since each Aqua-Cell has solid sides, predators cannot get in, crops cannot escape, and in the event of contamination of surrounding waters, the crops can be isolated and protected.

We have already entered into an arrangement with The Redland Company, Inc. of Homestead, Florida to utilize a 38 acre quarry lake site for testing of the Aqua-Sphere? prototype. This site is close to our current operations and provides an ideal environment for these final tests. In addition to testing our own technology, we will also be selecting and testing several other products which will be used in conjunction with it. Site operations are fully underway with the new prototype tank delivered, assembled and launched. Tests of the prototype are well underway as are the related production of methane from fish waste and production of herbs and vegetables with the fish waste by-products.

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

TWELVE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 2007.

REVENUE

Revenue for the 12 months ended June 30, 2008 was $638,599, compared to $851,141 for the 12 months ended June 30, 2007.

Revenues in 2008 were lower than the prior year based upon several factors.
The operational area of the North Farm of the Florida City site is relatively small, and the production capacity has been maximized for a number of years. Although we have attempted to cut costs wherever possible, there are simply very few economies of scale in a four acre operating facility. The cyclical problem we have faced since 2001, is one where we run low on, or completely out of, product every 12 to 16 months, causing a significant reduction in, or complete elimination of revenues for a short period. This period has typically lasted 4-8 weeks depending upon a multitude of factors. The timing of this cycle maximized the returns during the fiscal year ended June 30, 2007, which resulted in gross revenues of $851,141. This compares with the gross revenues of $638,599 for the year ended June 30, 2008 and the gross revenues of $527,155 for the fiscal year ended June 30, 2006. We feel that we have fine-tuned our production processes and methodologies to maximize production and minimize mortality through optimal husbandry; however the operations need the additional capacity which the expansion into the South Farm will provide in order to avoid this cycling problem in the future.

Secondly, in 2008 we were faced with a major project replacing one of our main pumps. An upgraded replacement took almost 10 weeks to be delivered and installed, and after a very brief period of optimal performance, the pump volume decreased. We have been working closely with both the manufacturer and distributor for over three months to determine the cause. The result has been a decrease in water flow to one side of the farm, which has reduced overall productivity. We anticipate a resolution to this issue by the end of September, and look forward to resuming maximum water flow.

Lastly, and most significantly, for an extended period in late 2007 and early 2008, there were no hybrid striped bass fingerlings available for purchase. In 2007, our two suppliers had production difficulties that were the result of personnel issues in one of the companies. The one farm was allowed to run down, and production was severely compromised. Although this farm is currently under new management, the lack of available fingerlings had, and continues to have, a significant impact on our farm production. The impact of this fingerling shortage affected not only Blue Heron?s production, but hybrid striped bass production in general in the U.S. Both fingerling farms are now over-producing fingerling stock in order to avoid this issue in the future. Unfortunately, this was not a problem that could have been foreseen. As a result, it is also part of our business plan to acquire one or more fingerling production farms in the future, so that we can grow our own fingerlings and control the quality, price and availability of feed stock.

Fingerling supply, quality, and available size all have a significant effect on our production. There is a fine balance between fingerling size, cost, mortality, and time to market. Hybrid striped bass are only spawned twice per year, with the major spawn occurring around March. As the fingerlings grow, different sizes become available. The larger the fingerling, the greater the cost of that fish, and the fewer fish can be loaded onto a truck, but the time to market is shorter. Each live haul truck costs almost $6,000 in freight for a delivery, and the number of fish per truck can vary from over 200,000 to less than 30,000, depending upon size. Additionally, there are times in both the winter and the summer months that seining these fingerlings at the fingerling farms are not possible due to ice, cold and/or hot temperatures. Since the development of our nursery system, we have been reasonably successful at bringing in very small fingerlings of less than 1 inch and raising them to 3 inches to 5 inches prior to stocking. The difference in total time-to-market is significant, as is the price. A one inch or less fingerling can take 14 to 16 months to reach market (1.75 lbs), while a 3 inch to 5 inch fish typically takes 10 to 12 months. This cycle is also dependent upon stocking densities.
In order to maximize the small amount of production capacity of the North Farm, densities are kept high, which in turn increases the time to market. All factors being considered, management varies production strategy to suit fingerling size. During times when only small fingerlings are available, they are typically stocked at 3 to 4 times the final stocking density, and then spread out to additional tanks as they grow.

Lastly, the breeding stock each year effects the quality of the fingerlings we receive. Unlike catfish, trout, tilapia and other species, our fish is a hybrid, and has parents of two different species, and two different environments (i.e. a saltwater striped bass and a freshwater white bass). In contract to the other species, which carefully select their brood fish based upon size, color, growth, etc., hybrid striped bass fingerling farms collect most of their brood fish from the wild. This means that the quality of the genes/offspring is totally unknown, and different every year. As such, in certain years, some brood stock produce better quality fingerlings with fewer ?runts? than in other years. Until we operate our own fingerling farm, this is not a variable that we can control.

COST OF SALES

     Cost of sales was $781,070 for the year ended June 30, 2008, resulting in gross profit of $(142,471) as compared to $1,025,089 cost of sales for the twelve months ended June 30,2007, and gross profit of $(173,948).

Inventory Fluctuations

The Company?s hybrid striped bass is produced under the continuous culture method rather than the batch culture production method. Continuous culture ensures that product becomes ready for market each week, as opposed to an entire crop being harvested at a single point in time. Accordingly, certain tanks are emptied monthly, and subsequently re-stocked with fingerlings
(small, juvenile fish). Due to the very small size of the fingerlings (30 to 800 fish to the pound), tanks can be stocked with a significantly larger number of fish than can be grown to maturity in a similar sized tank. As the juvenile fish grow, they are dispersed to multiple tanks to grow to market size. Therefore, at certain times during the year, the inventory varies significantly depending upon the ratio of fingerlings to mature fish in stock. We carry over ten months of inventory due to the ten to twelve month average growth period for the fish stock and our practice of introducing new fingerlings to the production base at regular intervals, so that we are able to produce mature fish for sale every week. This results in an average inventory age of about ten months.

GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated general and administrative expenses (G&A) were $1,089,837 for the twelve months ended June 30, 2008, compared to $1,636,646 for the twelve months ended June 30, 2007 a decrease of $546,809 or approximately 33 percent. The primary components of G&A during the twelve months ended June 30, 2008 were officer?s salaries and related taxes and benefits ($549,863), outside services ($181,392), investor relations ($98,980) and professional expenses ($33,705). Not all of these expenses were paid in cash, however, and our two principal officers, Papadoyianis and Cherch, agreed to receive only 40 percent of the salaries they were entitled to receive, as did CF Consulting, LLC, which provides CFO consulting services.

     We expect G&A expenses to remain substantially the same in the coming twelve months, after eliminating the one-time items. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

NET LOSS

	Our net loss before taxes for the twelve months ending June 30, 2008 was ($1,896,031) as compared to ($2,156,740) for the twelve months ended June 30, 2007, a decrease of $260,709 or approximately 12 percent.

     Negative Gross Margins

The Company currently has negative gross margins on sales due in part to a lack of sufficient infrastructure/production facilities to house sufficient inventory to accommodate the ten to twelve month growth cycle for the inventory of fish on the farm. Our current fish farming operations are relatively small in scope, at approximately 275,000 lbs of production per year. The Company?s operations have experienced a higher relative cost of sales due to our inability to purchase in larger quantities, overall price increases for fingerling stock, and operational size limitations. In order for these conditions to change, our operations must capitalize on the inherent benefits of economies of scale in significant cost items such as fingerlings, feed and oxygen. Management has commenced expansion plans to add further infrastructure to the existing forty-eight acre farm site to expand our production significantly. Completion of this planned expansion depends on our ability to raise additional capital for expansion and working capital.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to continue to find ways to expand our business through new product development and introduction, increase capacity and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to complete the expansion of our existing farm business and the marketing of our products and services now under development. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from a management point of view, there is a positive side to the operating losses. Our net loss decreased by almost 10 percent in 2008, and the planned expansion of the South Farm will bring the farm operation into a profitable status. The anticipated commercialization of our technologies also will bring positive cash flow and profits in the next few years. In order to accomplish this, we will need to raise additional capital on a timely basis, and not the extended one year period for the last capital raise which precluded many of the positive benefits anticipated when the raise began in March 2006.

We anticipate that we will need to raise an additional $5 million in working capital in the short term to complete the expansion of the South Farm, which is already underway, and to retire the outstanding debentures. We also estimate that an additional $5 to $7 million will be needed to complete all of the current development and testing of the Aqua-Sphere? and Ento-Protein? technologies and bring them to a marketable state. Without the additional capital, these requirement steps will not be possible, and the Company may be unable to retire the debenture bonds when they come due in late 2008 and early 2009.

In addition, the Company has to date not paid the initial license fee required under the worldwide license for the Aqua-Sphere? in the amount of $200,000 to the licensors, Papadoyianis and Cherch, which means that the license can be cancelled on notice and the technology recovered by the licensors. A notice of default has been given as of September 1, 2008 but the Company hopes to continue to develop the market potential for the technology. Loss of the rights to the Aqua-Sphere? technology represents a major loss in the growth potential of the Company.

During the twelve months ended June 30, 2008 we generated a net loss of ($1,896,031). During the twelve months ended June 30, 2008, we used cash in operating activities of $1,302,964, cash used in investing activities was $377,837, and cash provided by financing activities was $487,252.

OFF-BALANCE SHEET ARRANGEMENTS.

We currently do not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS.

We do not believe the adoption of recent accounting pronouncements discussed in
Note 1 to the consolidated financial statements will have a significant impact on our results of operations, financial position, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS.








                 NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS
	                     June 30, 2008 and 2007

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































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neptune Industries, Inc.

We have audited the accompanying consolidated balance sheets of Neptune Industries, Inc. and Subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders? equity (deficiency in assets) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neptune Industries, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective July 1, 2007, the Company changed its method of accounting for inventory costs.

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

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

October 13, 2008
Winter Park, Florida




                              NEPTUNE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     AUDITED CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2008 and 2007

ASSETS                                             June 30,
                                           2008                 2007
Current Assets
  Cash				     $     287,041           $ 1,480,590
  Accounts Receivable                    125,876                70,183
  Inventory                              512,283               444,982
  Prepaid expenses                        21,917                 3,218
  Deposits                                19,754                38,917
  Deferred Costs                         128,063                44,483
                                     ---------------        -------------
  Total Current Assets                 1,094,934             2,081,653
  Property and Equipment Net             693,907               387,045
  Other assets                            27,709                     -
                                     ---------------        -------------
Total Assets                        $  1,816,550           $ 2,468,698
                                     ===============        =============

LIABILITIES AND STOCKHOLDERS EQUITY
   (DEFICIENCY IN ASSETS)

Liabilities

Current Liabilities
  Accounts payable                   $   203,139           $    90,347
  Accrued and other current
    liabilities                          585,888               599,331
  Current portion long term debt               -                   338
  Notes Payable                          461,088               285,000
  Notes Payable-Officers                  89,888               107,388
  Convertible debentures               2,291,000                     -
                                      --------------        -------------
    Total Current Liabilities          3,631,003             1,082,404

  Long-term Liabilities:
  Convertible notes                            -               229,213
  Long term debentures                         -             2,713,000
  Stock based compensation               194,293               194,293
                                       -------------       --------------
    Total Long-Term Liabilities          194,293             3,136,506
                                                           --------------
Total Liabilities                    $ 3,825,296           $ 4,218,910
                                      --------------       --------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 7 AND 8)








Stockholders? Equity (Deficiency in Assets)

  Preferred Stock, $.001 par value,
      5,000,0000 shares authorized, 582,500 and 0
      shares issued and outstanding, respectively  583                 -
  Common Stock, $.001 par value
      100,000,000 shares authorized,
      25,351,631 and 19,966,199
      issued and outstanding, respectively      25,352             19,966
  Additional Paid-In Capital                 7,005,339          5,183,450
  Accumulated Deficit                      (9,040,020)        (6,953,628)
                                           ------------     -------------
     Total Stockholders? Equity
     (Deficiency in Assets)                (2,008,746)        (1,750,212)
                                           ------------     -------------
Total Liabilities and Stockholders? Equity
            (Deficiency in Assets)         $ 1,816,550       2,468,698
                                           ============     =============






























See accompanying notes.








                          NEPTUNE INDUSTRIES, INC.
                             AND SUBSIDIARIES
               AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the years ended June 30,
                                     2008              2007
                                -------------    --------------
 Revenues:
  Sales                       $      638,599    $      851,141
 Cost of Sales                       781,070         1,025,089
                                  ------------     ------------
Gross Loss                          (142,471)        (173,949)
                                  ------------     ------------
Expenses:
   Advertising and marketing           4,319                -
   Automobile and truck               27,055           21,199
   Depreciation & amortization         2,600              713
   Insurance                          75,826           33,991
   Office                              6,289            6,185
   Officers salary, related
      taxes and benefits             549,863          354,308
   Other operating expenses           93,034          334,622
   Outside services                  181,392          539,952
   Professional fees                  33,705           26,118
   Public relations                   98,980          114,823
   Repairs                               270                -
   Salaries & wages                    4,512                -
   Stock based compensation                -          194,293
   Utilities                          11,521           10,442
                                   -----------     ------------
Total expenses                     1,089,366        1,636,646
                                   -----------     ------------
Loss before interest and
    income taxes               $  (1,231,837)    $ (1,810,594)

Interest Expense                    (694,349)        (434,380)
Other income                          30,155           88,234
                                   -----------     ------------
Total other net income              (664,194)        (346,146)
                                   -----------     ------------
Loss before income taxes          (1,896,031)      (2,156,740)
Provision for income taxes                 -                -
                                   -----------     ------------
Net loss                       $  (1,896,031)    $ (2,156,740)
                                   ===========     ============
Net loss per share (basic
    and diluted)               $       (0.08)    $      (0.17)
                                   ===========      ===========
Weighted average number of common
    shares outstanding (basic
    and diluted)                   23,111,174       12,499,548
                                   ===========      ===========
   See accompanying notes





                            NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                 AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                                        June 30,
                                                    2008        2007
                                                 -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                    $   (1,896,031) $(2,156,740)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                   73,106       68,160
    Common stock issued for interest               454,276      305,642
    Common stock exchanged for services             62,538      447,526
    Stock based compensation                             -      194,293
(Increase) decrease in assets:
    Accounts receivable                            (55,693)      (1,763)
    Inventory                                     (289,824)      53,506)
    Prepaid expenses                               (18,699)      (2,113)
    Deposits                                        18,443      (21,817)
    Deferred costs                                 (83,580)     (15,904)
    Investment in SFA (lease)                      (10,000)           -
Increase (decrease) in liabilities:
    Accounts payable                               112,792      (47,976)
    Accrued and other current liabilities          534,798      198,312
                                                  -----------  ----------
  Net cash used by operating activities         (1,097,874)    (978,874)
                                                  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment         (377,837)      21,836)
                                                  ----------   ----------
  Net cash provided (used) by investing
      activities                                  (377,837)     (21,836)
                                                  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of preferred stock                         100,000           -
    Proceeds from convertible notes                 200,000      110,949
    Payments on convertible notes                      -        (252,500)
    Proceeds from long-term debt-related party      (17,500)      17,500
    Proceeds from debentures                              -    2,213,000
    Payments on long-term debt                         (338)      (1,851)
                                                   ----------  ----------
Net Cash provided by financing activities           282,162    2,205,362
                                                   ----------  ----------
Net Increase (Decrease) in
  cash and equivalents                           (1,193,549)   1,204,652
Cash and equivalents-beginning                    1,480,590      275,938
                                                   ----------  ----------
Cash and equivalents-ending                     $   287,041  $ 1,480,590
                                                   ==========  ==========



SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                                        $    55,050   $  40,600
  Income taxes                                    $         -   $       -


See accompanying notes.

















































                           NEPTUNE INDUSTRIES INC.
                              AND SUBSIDIARIES
      AUDITED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY IN ASSETS)
                    YEARS ENDED June 30, 2008 AND 2007

                                                                  Total
                                                                                    Stockholders
                                                                                       Equity
                         Common Stock    Preferred Stock     Paid-In  Accumulated   (Deficiency)
                        Shares   Amount  Shares    Amount    Capital   Deficit       in Assets
                    ----------  -------- ------- ---------  --------- ------------   -----------
Balance 6/30/2006  11,349,269  $11,349 5,000,000    $5,000   $ 4,433,899 $(4,796,888)$ (346,640)

Shares issued on
  conversion of
  preferred         6,000 000    6,000(5,000,000)    (5,000)       (1,000)           -        -
Shares issued to
  pay interest        870,680      871         -          -       304,771            -  305,642
Shares issued for
  services (net)    1,600,000    1,600         -          -       445,780            -  447,380
Shares issued as
  Incentive           146,250      146         -          -             -            -      146
Net loss for the
  year ended                -        -         -          -             - (2,156,740)(2,156,740)
                  ==============================================================================
Balance 6/30/2007  19,966,199   19,966         -          -     5,183,450 (6,953,628)(1,750,212)

Inventory
   Revaluation              -        -         -          -              -  (190,361)  (190,361)
Shares issued for
   cash                     -        -   100,000        100        99,900           -   100,000
Shares issued on
  conversion of
  debt              2,365,624    2,366   482,500        483     1,186,902           -  1,189,751
Shares issued as
  payment of
  interest          1,453,308    1,453         -          -       454,276            -  455,729
Shares issued in
  payment for
  consulting          500,000      500         -          -        49,500            -   50,000
Shares issued for
  acquisition         124,000      124         -          -        19,716            -   19,840
Shares issued as
  Compensation        942,500      943         -          -        11,595            -   12,538
Net loss for the
  Year 6/30/2008            -         -        -          -              -(1,896,031)(1,896,031)
                   =============================================================================
Balance 6/30/2008  25,351,631   25,352   582,500        583     7,005,339 (9,340,020)(2,008,746)


See accompanying notes.



                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the Company?s main activities have been devoted to raising capital; implementing its business plan; commencing operations through its subsidiary, Blue Heron Aqua Farms, LLC; developing, testing and patenting (pending) the Aqua-Sphere? and Aqua-Cell (formerly known as S.A.F.E. ) technologies; and completing the food science bio-technology research to discover a suitable protein substitute for fish meal in animal diets.

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

Common shares of the Company, are listed on the OTC Bulletin Board and on the OTC Pink Sheets under the trading symbol NPDI.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc., and BH Holdings, Inc., which in turn has twooperating subsidiaries whose accounts are also consolidated, Blue Heron Aquaculture, Inc. and Florida Aquaponics, Inc. The results of operations of Blue Heron Aqua Farm, LLC, in which the Company holds a 99+ percent interest, are consolidated through the period ended December 31, 2007, when it ceased all further operations and transferred its assets and liabilities to Blue Heron Aquaculture, Inc.
All inter-company balances and transactions have been eliminated at consolidation.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity date of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment consists of equipment, leasehold improvements, office furniture and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years to fifteen years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are
                NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

As of June 30, 2008, the Company has more than $9 million of net operating loss carry-forwards available to affect taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $4,319 and $0 for the years ending June 30, 2008, and 2007 respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At June 30, 2008, the Company did not have cash on deposit exceeding the insured limit. The Company operates domestically and internationally. The ability of the Company to collect the amounts due from customers may be affected by economic fluctuations in each of the Company?s customers? geographic locations. To date, the Company has had no significant bad debt losses, and therefore does not maintain any
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

reserve for bad debts.

Recent Accounting Pronouncement

In May, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts ? An interpretation of FASB Statement No. 60. SFAS No. 163 by its terms applies to insurance companies and financial guarantee insurance contracts. SFAS No. 163 does not apply to the Company and will not have any effect on the Company?s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board?s amendments to AU Section 411,
The Meaning of Present Fairly in Conformity with Generally Accepted
Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities ? an amendment to FASB Statement No.
133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effect?s on an entities? financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity?s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company engages in no hedging activities and has no derivative instruments. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaced SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007)requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair market values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years,
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities ? an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ? Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many Financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity?s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

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



                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                    (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Stock Compensation for Services Rendered

The Company has issued restricted shares of common stock to non-employees in exchange for services rendered. Common stock issued to non-employees for services received are based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The inventory consists of seafood, feed, chemicals, and overhead costs, such as utilities. Overhead is allocated to inventory based on the number of pounds of fish included in ending inventory. Inventory at June 30, 2008 and 2007 consisted of the following:

                            2008               2007

Work in process (fish) $   492,529         $  245,758
Raw materials               19,754            199,224
                         -----------       -----------
		           $   512,283         $  444,982

Effective July 1, 2007, the beginning of the current fiscal year, the Company changed its method of accounting for its inventory, by adopting a process Inventory system. Under this system, all direct costs of production and the cost of raw materials used each month are allocated to the separate raceways and tanks on the farms in proportion to the number of pounds in each against the total pounds of fish on the farm at the end of each month. This results in a direct cost allocation to each tank and raceway each month, based on the total actual costs for the month. As fish are harvested, the costs allocated to each tank or raceway from which fish areharvested are then charged to cost of sales, on a proportionate basis.

Inventory as reported on the June 30, 2007 audited financial statements was $420,926, exclusive of raw materials, and there were 135,931 pounds of growing fish on hand, resulting in a cost per pound of approximately $3.10, an amount substantially in excess of the average selling price of $2.85 per pound. This higher cost is a direct result of the several years of double counting of certain costs in measuring inventory under the previous system. Actual costs for the inventory in the opinion of management was approximately $2.20 per pound, based on actual costs incurred as well as general cost information available for other producers. Accordingly, management has determined that July 1, 2007 inventory should be reduced to $222,523 a reduction of $222,459. This reduction in value has been charged directly to the accumulated deficit of the Company, because the Company was unable to determine the period-specific effects of the accounting change, for lack of information measuring the requisite amounts in prior periods. This reporting is in conformity with FASB 154, Accounting Change and Error Corrections, Interpretation No. 1.


                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                    (AUDITED)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Inventory at July 1, 2007 consisted of the following, as a result of this write down:

Work in process	  	       $	198,466
Raw materials			       24,057
         Total     	        $   222,523

No lower of cost or market inventory reduction was necessary at June 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates and assumptions.

Deferred costs

Legal fees and other external costs incurred in securing patents are Capitalized and amortized over the life of the related patents.

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $9,040,020 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Managements plan in this regard is to secure additional funds through future equity financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                         2008		      2007
                                    -------------        -----------
Vehicles					$	------       $      17,578
Computer and office equipment		       8,888		   8,888
Equipment					     834,251             637,210
Leasehold improvements			     351,112             152,738
                                     -------------        ------------
                                       1,194,251             816,414
Accumulated depreciation		    (500,344)	      (429,369)
                                     -------------        -------------
Property and equipment, net         $    693,907      $      387,045
                                     =============        =============
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)


NOTE 3        PROPERTY AND EQUIPMENT (continued)

Total depreciation expense for the years ended June 30, 2008 and 2007, amounted to $89,039 and $66,972, respectively. Of these amounts, $88,314 and $66,259 are included in cost of sales and $490 and $468 are included in expenses for the years ended June 30, 2008 and 2007, respectively. Amortization expense of $2,131 also was recorded in the year ended June 30, 2008 representing the investment in South Florida Aquaculture, Inc., to acquire the remaining term of the lease for the farm property, which is being amortized over the remaining lease term.

NOTE 4.        ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following:

                                           2008		      2007
                                     ------------      ------------
Accrued payroll - officers	     $	198,316     $   487,850
Accrued interest - officers		      127,941          83,467
Accrued interest - others		      181,129          28,014
Accrued-other                              78,502               -
                                      ------------      ------------
                                   $      585,888     $   599,331
                                      ============      ============

NOTE 5       ACCRUED OFFICERS? COMPENSATION AND INTEREST

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

On October 1, 2007, the independent members of the Board of Directors approved new employment agreements for Papadoyianis and Cherch providing for salaries of $250,000 each, plus the same bonus structure. However, the officers agreed to initially defer approximately 40 percent of the salaries due until the Company resources are better. Additionally, the officers met in March, 2008 and voluntarily agreed to once again defer an additional 40% of their salaries to help the company until further funding could be raised. The officers are
                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDING JUNE 30, 2008 AND 2007 (AUDITED)

NOTE 5       ACCRUED OFFICERS? COMPENSATION AND INTEREST (Coninued)

actually receiving salaries substantially less than those they received in 2005 and 2006.

Pursuant to these employment agreements, the Company accrued a total of $198,316 and $354,399 through the years ended June 30, 2008 and 2007, respectively. Cash compensation actually paid was $272,260 and $223,804 for the years ended June 30, 2008 and 2007, respectively. During the quarter ended June 30, 2008, each officer was entitled to compensation of $62,500, and actually received $22,020, or approximately one-third of the amount due. The Agreements also provide for accrued interest of twelve percent (12%) per annum until the employee?s salary, bonuses and benefits are paid in full.

The Company contracted with CF Consulting LLC to provide principal financial officer services beginning April 1, 2006, in return for monthly compensation of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement, ending September 31, 2007. CF Consulting also received 250,000 shares of stock, valued at $15,000 based on the lack of tradability of the shares and other factors. On October 1, 2007, the Board of Directors approved a new consulting contract with CF Consulting, LLC providing for monthly consulting fees of $16,667. CF Consulting also agreed to receive less than the full consulting fee due as a result of the financial condition of the Company. As a result, a total of $78,503 in consulting fees were accrued and not paid for the fiscal year ended June 30, 2008. For the quarter ended June 30, 2008, CF Consulting was entitled to consulting fees of $50,000, but received only $18,000, or approximately 36 percent of the amount due. The Agreements also provide for accrued interest of twelve percent (12%) per annum until the amount due is paid in full. A total of $78,503 has been accrued as due under the agreements with CF Consulting, LLC as of June 30, 2008.

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



                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)

NOTE 7.    NOTES PAYABLE

During the quarter ended June 30, 2008, the Company renewed three outstanding promissory notes due to unrelated parties, by executing new notes in the original principal amounts of the prior notes, plus accrued interest. The notes were all one year notes, and bear interest at 12 percent per annum. A total of $261,088 in principal amount is due on these notes. In addition, the Company borrowed a total of $200,000 from an unrelated lender for one year at 12 percent on April 9, 2008 and issued 200,000 warrants to purchase common shares of the Company for three years at $0.30 per share.

Also during the fiscal year, a total of $422,000 in convertible debentures elected to convert to common stock at the contractual conversion price of $0.30 per share, and a total of 1,406,666 common shares were issued as a result. A total of $2,291,000 in convertible debentures remain outstanding after the conversions. In May, 2008, four of the debentures, totaling $500,000 came due. Three of the debenture holders agreed to extend the due date for one year, and the fourth, in the amount of $250,000, agreed to extend the due date until December 15, 2008.

NOTE 8.     STOCKHOLDERS' EQUITY

During the fiscal year ending June 30, 2008, the Company issued a total of 5,385,432 common shares, increasing the total number of common shares outstanding from 19,966,199 at June 30, 2007 to 25,351,631 common shares at June 30, 2008. Of these additional common shares, 124,000 shares were issued for the acquisition of South Florida Aquaculture, Inc., 1,453,308 shares were issued in payment of accrued interest, 942,500 shares were issued for services, 500,000 shares were issued for outside investor relations services, and 2,365,624 common shares were issued on conversion of convertible debentures and other liabilities.

NOTE 9.     WARRANTS

The Company issued 200,000 and 2,688,463 warrants in conjunction with the issuance of its securities and convertible debt during the years ended June 30, 2008 and 2007, respectively. Warrants that were issued did not have a life that exceeds five years. No options or warrants were issued during the fiscal year ended June, 2008 except for 200,000 warrants to purchase common shares at $0.30 per share, issued in connection with a loan of $200,000 to the Company by an unrelated party.

Information regarding warrants and options to purchase common shares is summarized below:








                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2008 AND 2007
                                 (AUDITED)

NOTE 9.    WARRANTS  (Continued)

Warrants and Options               Number of   Weighted Average
                                  Options and   Exercise Price
                                   Warrants       Per Share
---------------------            ------------  ----------------
Outstanding at July 1, 2006       8,401,957      $   0.35
Granted                           2,688,463      $   0.47
Cancelled/Forfeited                   -                -
Expired                               -                -
Exercised                             -                -
                                 ------------  ----------------
Outstanding at June 30, 2007     11,090,240      $   0.38
Granted                             200,000      $   0.30
Cancelled/Forfeited                   -                -
Expired                               -                -
Exercised                             -                -
                                 ------------  ----------------
Outstanding at June 30, 2008     11,290,240      $   0.38


The following table summarizes information about outstanding warrants and options for common stock at June 30, 2008:

                                    Weighted
                                    Average   Weighted
                                   Remaining  Average            Average
                       Number     Contractual Exercise  Number   Exercise
  Range of Exercise  Outstanding  Life (Years) Price   Exercised   Price
  -----------------  -----------  ----------- -------- --------- ---------
        $                #            #          $        #         $
   0.30 - 0.50       11,290,240      4.92      0.38       -         -



NOTE 10. 	   MAJOR CUSTOMERS

Revenues from two customers comprised approximately 78 percent of revenues during the period ended June 30, 2007, compared to the same two customers comprising 86 percent for the prior period ending June 30, 2006.











ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 were not effective, as described below under the heading "Internal Control Over Financial Reporting"), based on an the evaluation of these controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control? Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were:

(1)	lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2008.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

 We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company, by: i) appointing one or more outside directors of our board of directors to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors to a fully functioning audit committee, will remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
(ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Management believes that this, coupled with the appointment of additional outside directors, will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT.

Management during Fiscal Year Ended June 30, 2008

Names                        Title or Position                         Ages

Ernest D. Papadoyianis    President, CEO and Chairman                   49
X.T. ?Sal? Cherch         COO/ Secretary/Treasurer and Director         74

ERNEST D. PAPADOYIANIS, CEO, PRESIDENT and CHAIRMAN

         Mr.   Papadoyianis,   age  49,  has   been   an  active  figure in
seafood/aquaculture for over twenty-two years. He has successfully implemented his production strategies in a diversity of aquaculture businesses throughout the world. He is the founder of Exotic Reef Technologies, Inc., and Marcon Development Corporation, and co-founder of
Taurus  Investments,   Ltd.  And Aquaculture Specialties,  Inc. Mr.
Papadoyianis was a former Director in S.M.A.R.T., Inc. and The Watermark Corporation. He is also a member of the Board of Directors of the Striped Bass Growers Association, where he represents that sector of the industry.

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

DIRECTORS DURING FISCAL YEAR ENDED JUNE 30, 2008.

In addition to Mr. Papadoyianis and Mr. Cherch, our directors during the fiscal year ended June 30, 2007 were:

WILLIAM H. RYAN, DIRECTOR

Mr. Ryan, age 50, is the Chief Executive Officer of Ryan Golf and Bryant Midwest and President of Ryan Incorporated Southern and Ryan Sales and Service, which are family owned and operated businesses that specializes in residential, commercial and industrial site development and construction work, golf course construction and quarry operations. The Ryan companies are generally ranked in the top 100 U.S. specialty contractors. Mr. Ryan has BS degree from Boston College and an MBA from the University of Miami. He has also been Chairman of the Florida Chapter of the Young Presidents Organization and is a member of the Chief Executives Organization and a certified General Contractor in the State of Florida. Mr. Ryan?s Company, Bridgeview Estates Development
Company, was a joint venture partner with Neptune Industries under Aquaculture Specialties, Inc. (Aquaculture Specialties, Inc. recently completed a name change to Aqua Biologics, Inc.), for almost 3 years from 1998 to 2001. The joint venture designed and operated a 32 pen floating quarry lake farm where the company successfully raised hybrid striped bass, koi, tilapia, and channel catfish.

DON C. TEWKSBURY, DIRECTOR

Mr. Tewksbury, age 64, is the founder and President of New England Pet Centers whose subsidiaries are Debby?s Petland, a twelve store chain of full line pet stores, and Quality Pet Supply. Quality Pet Supply is a full-line pet and pet supply distributor representing over 100 manufacturers of pet supplies and a complete freshwater and saltwater fish, small animal, bird, and reptile holding and distribution center. In the winter of 1994, Mr. Tewksbury opened The Pet Club, a 36,000 square foot super store/cash and carry wholesale pet center in Massachusetts which focuses on tropical fish and supplies. This wholesale and Retail enterprise is one of the largest in the Northeast in both size and sales volume.

Mr. Tewksbury is a national pet industry leader and has represented the retail industry on the Board of Directors of the Pet Industry Joint Advisory Council (PIJAC) which is a federation of leading pet industry retailers, distributors, livestock breeders and importers, manufacturers and associations. He was the state coordinator of PIJAC for Massachusetts and New Hampshire. In 1975, he was selected as the industry representative to participate in drafting the original pet store licensing legislation and represents the Massachusetts pet industry today on a task force updating current pet store regulations.

JAMES M. HARVEY, DIRECTOR

Mr. Harvey, age 62, was the Chairman and CEO of South Florida Aquaculture, Inc. and has been an active figure in the State of Florida aquaculture and water resource policy. Mr. Harvey is a consultant for North American
Strategies (formerly Florida Government Strategies), a consulting practice centered on natural resource management, energy land use, and water supply planning in Florida and eastern Canada. Clients include numerous groups interested in environmental water needs of Everglades and Florida Bay, as well as an important Indian tribe, educational and health care clients. Throughout his career in South Florida, Mr. Harvey has lobbied hundreds of bills through the Florida Legislature.

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


Other Advisers and Consultants

CF Consulting, LLC, Principal Financial Officer Consulting Services

CF Consulting, LLC provides financial and legal consulting services to the Company under a Consulting Agreement dated October 1, 2007, including providing a designated representative to serve as principal financial officer and corporate counsel for the Company. Robert Hipple, age 64, an attorney and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ) companies, has been the representative designated by CF Consulting, LLC.

ITEM. 10. EXECUTIVE COMPENSATION.

During the fiscal year ended June 30, 2008, Mr. Cherch and Mr. Papadoyianis were entitled to compensation in the amount of $232,563 each for the fiscal year ended June 30, 2008 under the employment agreements signed by each of them with the Company. A portion of the salaries due have been deferred by agreement due to the Company?s cash position and have been accrued during the fiscal year ended June 30, 2008 for future payment. The accrued portion of the total salaries ($99,158 each) representing 42.6 percent of the amounts due each, is included in Accrued and Other Current Liabilities on our financial statements. The Company also agreed with CF Consulting, LLC to defer a portion of the total consulting fees due of $169,502 for the fiscal year ended June 30, 2008, again due to the cash position of the Company. A total of $78,503 has been accrued as of June 30, 2008 under this agreement, or 46.3 percent of the amount actually due.

                SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     In fiscal years ended June 30, 2008 and 2007, respectively, two of our officers were entitled to compensation in excess of $100,000, as reflected in the table below. There were no stock options, warrants or similar grants to any officer or director, made during the fiscal year ended June 30, 2008,

     The following table provides certain summary information concerning The compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to the Company and its subsidiaries:

                              ANNUAL COMPENSATION          LONG TERM COMPENSATION
                           ------------------------    --------------------------------
                                                             AWARDS             PAYOUTS
                                                        ------------------     ---------
                                                         RESTRICTED
                                                         SECURITIES
                                       OTHER ANNUAL STOCK UNDERLYING    LTIP    ALL OTHER
 NAME AND         FISCAL  SALARY BONUS COMPENSATION AWARDS OPTIONS/SARS PAYOUTS    COMP.
PRINCIPAL          YEAR
POSITION            F1      F2
                            F3
                           ($)      ($)      ($)      (#)       ($)      ($)        ($)
Ernest Papadoyianis
                   2006  180,250     0        0        0          0        0        0
                   2007  180,250   23,824     0        0    500,000        0        0
                   2008  235,563     0        0  200,000          0        0        0
X.T. ?Sal? Cherch
                   2006  180,250     0        0          0        0        0        0
                   2007  180,250   23,824     0          0  500,000        0        0
                   2008  235.563     0        0  200,000 0        0        0        0

F1   Refers to fiscal years ending June 30.
F2 The amounts referred to as salary reflect salaries accrued for each named officer and do not necessarily reflect amounts actually paid during the fiscal year.
F3 The amounts listed do not reflect amounts paid or due to CF Consulting, LLC for its contracted consulting services, through which it provides principal financial officer and corporate counsel services on a consulting basis since neither CF Consulting nor any principal or employee of CF Consulting is an officer, director or employee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2008, based on information available to us, by (i) each person who is known by us to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission; (ii) each of our Company?s directors;
(iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.




Name                                    Shares of         Percentage<F1>
                                     Common Stock
                                   -----------------     ----------------
Ernest D. Papadoyianis (O,D)<F2> <F3>  5,260,560               20.75%
Xavier T. Cherch (O,D)<F2> <F3>        5,224,377               20.61%
Don C. Tewksbury (D)<F3>                  25,000                 ----
James Harvey (D)<F3>                      25,000                 ----
                                    ---------------       ----------------
All officers and directors,
 as a group <F4>                      10,534,937               41.56%
                                    ---------------       ----------------
<F1>  Based upon 25,351,660 shares outstanding at June 30, 2008.
<F2>  Neptune  Industries, Inc. had two classes of  preferred  stock  issued and outstanding at June 30, 20086. The Class A Preferred Stock was a voting, convertible preferred stock which was issued to Ernest Papadoyianis (200,000 shares) and X.T. ?Sal? Cherch (200,000 shares) in payment and satisfaction of accrued salaries and expenses totaling $400,000 owed to them by the company. The Class A Preferred Stock is convertible into common shares on the basis of ten shares of common to each share of preferred, or a total of 4,000,000 shares if fully converted, and votes on a par with the common stock as if converted. On a fully converted basis, Mr. Papadoyianis has 24.74% of the voting power, Mr. Cherch has 24,61% of the total voting power.
 <F3> The addresses for all officers and directors is care of the Company at
      21218 St. Andrews Blvd., Suite 645, Boca Raton, FL 33433.
 <F4> CF Consulting, LLC provides contract principal financial officer and corporate counsel services to the Company, but neither it nor any representative are an elected officer or a director of the Company. Robert Hipple serves as the designated representative of CF Consulting, LLC under the consulting agreement. He owns 2,179 common shares of the Company directly. Mr. Hipple?s wife owns 16,834 Common shares purchased in the open market, and CF Consulting, LLC, owns 647,958 common shares and 82,500 Series A Preferred shares issued in payment of $82,500 in accrued fees, as to all of which Mr. Hipple disclaims beneficial interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 3, 2008, the Company entered in to a new licensing agreement with Mr. Cherch and Mr. Papadoyianis to continue the licensing of the Aqua-Sphere? technology. The prior license had been signed in 1997 and had provided for a limited use of the technology owned by the two inventors in North America only, but with a right of first refusal for other geographic territories. Royalties were deferred for the first 5 years of the license term, but then began to accrue, and a total of $100,000 was owed to each inventors at June 30, 2008.
By agreement this amount was not accrued and was waived as part of the new license.

The new license was negotiated and approved by the independent members of the Board of Directors, acting as an Executive Committee, without the involvement of Mr. Papadoyianis or Mr. Cherch, and provides for the exclusive worldwide rights to use, develop, manufacture, market, sell and distribute the Aqua-Sphere? to Neptune for the license term. The license rights were then immediately assigned to Neptune?s technology subsidiary, Aqua Biologics, Inc., which has continued the previous development and research activities.

The new license provides for an initial advance royalty payment equal to $200,00, payable $100,000 at signing and the remaining $100,000 in July 2009, with interest, plus 500,000 shares of Series C Convertible Preferred Stock to Each of the inventors, convertible into 5,000,000 common shares. Although the Series C Convertible Preferred Shares were issued on July 3, 2008, the Company was unable to make the initial advance royalty payment of $100,000 on July 3, 2008. On September 1, 2008, the two inventors, Mr. Papadoyianis and Mr. Cherch, gave written notice of default to the Company based on the non-payment in order to preserve their rights as the inventors.

ITEM 13. EXHIBITS.

3.5.* Articles of Merger of Move Films, Inc. into Neptune Industries, Inc. effective June 9, 2005.

3.6.*    Articles of Incorporation of Neptune Industries, Inc.

3.7.*    By-laws of Neptune Industries, Inc.

10.1     World License Agreement for Aqua-Sphere? technology

10.2     Employment Agreement dated October 1, 2007 with Ernest Papadoyianis

10.3     Employment Agreement dated October 1, 2007 with Xavier T. Cherch

21       List of Subsidiaries

31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.1 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Exhibits were previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by our current auditors Berman, Hopkins, Wright & LaHam CPAs and Associates, LLP for professional services rendered for the year ended June 30, 2008 and 2007:

                      Service                        2008        2007
    --------------------------------------------  ----------  -----------
Audit Fees                                       $   17,759   $   6,469
Audit-Related Fees                                       -           -
Tax Fees                                                 -           -
All Other Fees                                           -           -
                                                  -----------  -----------
Total                                            $   17,759    4  6,469
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

Neptune Industries, Inc.
By: /s/ Ernest Papadoyianis                    Dated:      October 13, 2008
-----------------------
Ernest Papadoyianis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Ernest Papadoyianis                                     October 13, 2008
-----------------------
President and Chief Executive Officer

/s/ X. T. ?Sal? Cherch                                      October 13, 2008
--------------
Director and Treasurer

/s/ William H. Ryan                                         October 13, 2008
-----------------
Director

/s/ James M. Harvey                                         October 13, 2008
-------------------
Director

/s/  Don C. Tewksbury                                       October 13, 2008
-------------------
Director

/s/  Eric Jager                                             October 13, 2008
-------------------
Director