Form 10-Q
period 2008-09-30
NEPTUNE INDUSTRIES, INC.
filed 2008-11-20
CIK 1138659

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2008

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

                                                 [x]Yes  [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of September 30, 2008 was 26,152,946 shares


Transitional Small Business Disclosure Format (check one):    Yes___; No_X_





                                FORM 10-QSB
                           NEPTUNE INDUSTRIES, INC.
                         PERIOD ENDED SEPTEMBER 30, 2008
                              TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS.....................................................F-1

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................. 1

Item 3.

CONTROLS AND PROCEDURES................................................... 2

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS................................................. 3

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....... 3

Item 3. DEFAULTS UPON SENIOR SECURITIES................................... 3

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 3

Item 5. OTHER INFORMATION ................................................ 3

Item 6. EXHIBITS ......................................................... 4


Signatures ............................................................... 4







Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              NEPTUNE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                              September 30,      June 30
                                                  2008             2008
                                              (Unaudited)        (Audited)
                                               ----------       ----------

ASSETS
Current Assets
  Cash and equivalents                    $    116,421      $      287,041
  Accounts receivable, less allowance for
     doubtful accounts of $ 0                  119,367             125,876
  Inventory                                    414,470             515,283
  Prepaid expenses                              17,436              21,917
  Deposits                                      18,914              19,754
  Deferred costs                               128,063             128,063
  Security deposits                                 --              17,444
                                             ------------       -------------
  Total Current Assets                         814,671          1,816,3550
Property and equipment, net                    665,098             693.907
Other assets                                    27,709               27,709
                                             ------------       -------------
Total Assets                               $ 1,507,478       $   2,163,616
                                             ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                         $   254,333       $     203,139
  Accrued and other current liabilities        917,924             588,888
  Convertible notes payable                    461,088             461,088
  Convertible debentures                     2,291,000           2,291,000
  Notes payable-officers                        89,888              89,888
                                              ------------     ------------
    Total Current Liabilities                4,014,233           3,631,003

Long-term liabilities
    Deferred compensation-stock options        194,293             194,293
                                              ------------      ------------
    Total Long-Term Liabilities                194,293             194,293
                                                                ------------
Total Liabilities                            4,208,526           3,825,296



COMMITMENTS AND CONTINGENCIES





Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.001 par value,
      5,000,0000 shares authorized, 582,500 issued
  Common Stock, $.001 par value 100,000,000 shares        583            583
      authorized, 26,152,946 and 25,351,631 shares
      issued and outstanding at September 30, 2008
      and June 30, 2008, respectively                  26,153         25,352
  Additional paid-In capital                        7,156,069      7,005,339
  Accumulated deficit                              (9,772,216)    (9,040,020)
                                                   -----------   ------------
     Total Deficiency in assets                    (2,701,048)    (2,046,844)
                                                                 ------------
Total Liabilities and Deficiency in assets      $   1,507,478  $   2,163,616
                                                   ============  ============















See accompanying notes.




























                            NEPTUNE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the three months ended
                                                           September 30,
                                                        2008           2007
                                                     -----------   ------------
Revenues:
 Sales                                              $  236,501     $  111,193
 Cost of sales                                         354,565        111,189
                                                     ----------     ----------
Gross loss                                            (118,064)             4
                                                     ----------     ----------
Expenses:
   Advertising and marketing                                 -          1,090
   Automobile and truck expense                          8,065          5,047
   Depreciation                                            122            101
   Insurance                                             9,774          7,169
   Office                                                1,290            792
   Officers salary, related taxes and benefits         129,296         93,339
   Other operating expenses                             22,967         18,860
   Outside services                                     50,488         22,455
   Professional fees                                     5,504          8,669
   Public relations                                      1,940         57,151
   Salaries and wages                                   12,115               -
   Utilities                                             1,206          2,258
                                                       ---------      ---------
Total expenses from operations                         242,767        216,931
                                                       ---------      ---------
Loss before interest, other income,
   expenses and income taxes                          (344,701)      (216,931)
Other income                                                 -         14,414
Interest expense                                      (172,328)      (201,299)
                                                       ---------      ---------
Loss before income tax                                (533,159)      (403,813)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (533,159)    $ (403,813)
                                                       =========      =========

Net loss per share(basic and diluted)               $   (0.020)    $   (0.020)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               26,152,946     20,595,329
                                                     ==========     ==========


See accompanying notes.






                          NEPTUNE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the three months ended
                                                          September 30,
                                                        2008          2007
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (533,159)  $  (403,813)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       22,620        30,244
    Issue of common stock for services                       -        50,000
(Increase) decrease in assets:
    Accounts receivable                                 22,060        22,060
    Deferred costs                                           -        (9,561)
    Inventory                                           97,814      (214,791)
    Deposits                                                 -         5,753)
    Prepaid expenses                                     4,482        (3,057)
 Increase (decrease) in liabilities:
    Accounts payable                                    51,465        39,560)
    Accrued and other current liabilities              128,536       223,991
                                                      -----------  ----------
  Net cash used by operating activities               (244,354)     (259,614)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment              (77,797)            -
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                       (77,797)            -
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock for interest                     151,531             -
                                                       ----------  ----------
Net cash provided by financing activities              151,531             -
                                                       ----------  ----------

Net decrease in cash and equivalents                  (170,620)    (259,614)
Cash and equivalents-beginning                         287,041    1,480,590
                                                       ----------  ----------
Cash and equivalents-ending                            116,421   $1,220,976
                                                    ============   ==========

SUPPLEMENTAL DISCLOSURES
Cash paid  during quarter for:
  Interest                                           $     4,602   $   4,492
  Income taxes                                       $         -   $       -
                                                      ==========   ==========

See accompanying notes.





                    NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2008
                              (Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and nature of operations

Neptune Industries, Inc. (the Company) is a Florida corporation which conducts business from its headquarters in Boca Raton, Florida. The Company was incorporated on May 8, 1998 and in February 2004, changed its name from Neptune Aquaculture, Inc. to Neptune Industries, Inc. Since that time, the Company?s main activities have been devoted to raising capital; implementing its business plan; commencing operations through subsidiaries; and developing and testing new technologies, either through license arrangements or directly.

In June 2001, the Company acquired the operating rights to a 48 acre established fish farm in Florida City, Florida, now operated as Blue Heron
Aqua Farms through a subsidiary, Blue Heron Aquaculture, Inc. The farm maintains a 47,000,000 gallon per day water usage permit and a twenty year lease from South Florida Water Management District, with 7 years remaining. The lease is held by South Florida Aquaculture, Inc., and Blue Heron Aquaculture, Inc. operates the farm under a management contract with South Florida Aquaculture, Inc.

Common shares of the Company, are listed on the OTC Bulletin Board and on the OTC Pink Sheets under the trading symbol NPDI.

Basis of Presentation

The consolidated financial statements include the accounts of Neptune Industries, Inc. and its wholly-owned subsidiaries, Aqua Biologics, Inc., and BH Holdings, Inc., which in turn has two operating subsidiaries whose accounts are also consolidated, Blue Heron Aquaculture, Inc. and Florida Aquaponics, Inc. The results of operations of Blue Heron Aqua Farm, LLC, in which the Company holds a 99+ percent interest, are consolidated through the period ended December 31, 2007, when it ceased all further operations and transferred its assets and liabilities to Blue Heron Aquaculture, Inc.
All inter-company balances and transactions have been eliminated at consolidation.

The accompanying consolidated financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements that were included in the Form 10-KSB filed by the Company for the year ended June 30, 2008 with the Securities and Exchange Commission.

                   NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2008
                              (Unaudited)

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

Revenue Recognition

Sales revenue is recognized upon the shipment of merchandise to customers or when customers pick up merchandise at the operating premises.

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

As of September 30, 2008, the Company has approximately $9 million of net operating loss carry-forwards available to affect taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of Control provisions of the Internal Revenue Code, Section 382.

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

             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2008
                            (Unaudited)

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

Inventory as reported on the June 30, 2008 audited financial statements was $420,926, exclusive of raw materials, and there were 135,931 pounds of
              NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

growing fish on hand.

Inventory at September 30, 2008 consisted of the following:

Work in process	  	       $	388,871
Raw materials			       25,599
         Total     	        $   414,470

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

Recent Accounting Pronouncement

In May, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts ?An interpretation of FASB Statement No. 60. SFAS No. 163 by its terms applies to insurance companies and financial guarantee insurance contracts. SFAS No. 163 does not apply to the Company and will not have any effect on the Company?s financial statements.

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







             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $9,772,216 and recurring gross and net losses. The ability of the Company to continue as a going concern is dependent upon expanding operations, increasing sales and obtaining additional capital and financing. Management?s plan in this regard is to secure additional funds through future equity financings. To date, management has been working to secure additional funding to pay the convertible debentures and other notes as they come due over the next six months, a total in excess of $2.5 million, and to secure working capital, but the current credit crisis, the terms of the convertible debentures, and other factors have resulted in no success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. 	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other liabilities consisted of the following at September 30, 2008:

Accrued payroll - officers	              $	279,276
Accrued interest - officers		            142,823
Accrued interest - others		            186,821
Accrued consulting                               109,004
Accrued license fee                              200,000
                                              ------------
                                            $    917,924
                                              ============

NOTE 4.      ACCRUED OFFICERS AND CONSULTING COMPENSATION AND INTEREST

On October 1, 2007, the independent members of the Board of Directors approved new employment agreements for Papadoyianis and Cherch providing for salaries of $250,000 each, plus a continuing of the existing bonus structure. However, the officers agreed to defer approximately 40 percent of the salaries due until the Company resources improved. Subsequently, the officers met in March, 2008 and voluntarily agreed to defer an additional 40% of their salaries to help the Company until further funding could be raised. The officers are actually receiving salaries substantially less than those they received in 2006 and 2007. During the quarter beginning October 1, 2008 and to the date of this report, the officers have received no compensation due to the financial condition of the Company and its lack of funds.

Pursuant to these employment agreements, the Company accrued a total of $279,276 through the quarter ended September 30, 2008. The Agreements also provide for accrued interest of twelve percent (12%) per annum until the employee?s salary, bonuses and benefits are paid in full.

The Company contracted with CF Consulting LLC to provide principal financial officer services beginning April 1, 2006, in return for monthly compensation
             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 4.      ACCRUED OFFICERS AND CONSULTING COMPENSATION AND INTEREST

of $5,500 for six months commencing April 1, 2006, $6,000 for the next six months and $6,500 for the next six months of the 18 month term of the agreement, ending September 30, 2007. On October 1, 2007, the Board of Directors approved a new consulting contract with CF Consulting, LLC providing formonthly consulting fees of $16,667. CF Consulting also agreed to receive less than the full consulting fee due as a result of the financial condition of the Company at the request of management. As a result, a total of $78,503 in consulting fees were accrued and not paid for the fiscal year ended June 30, 2008. For the quarter ended September 30, 2008, CF Consulting was entitled to consulting fees of $50,000, but received only $19,500, or approximately 39 percent of the amount due, and currently is receiving no consulting fees for its services, although it continues to provide the consulting services called for under the consulting agreement. A total of $109,004 has been accrued as due under the agreement with CF Consulting, LLC as of September 30, 2008. The agreement also provide for accrued interest of twelve percent (12%) per annum until the amount due is paid in full.

NOTE 5.    RELATED PARTY TRANSACTIONS

Notes Payable Officers

On February 7, 2006, the Board of Directors resolved to repay certain notes outstanding to Messrs. Papadoyianis and Cherch through the issuance of new notes, which were made retroactive to January 1, 2006, bear interest at the rate of 15% per annum, and included one warrant for every dollar outstanding, or 70,000 total warrants. Each warrant to purchase one share of common stock is at a price of $0.30 per share for a period of three years. The new notes were in the amount of $44,944 each, and included repayment of principal of $35,000 and accrued interest of $9,944 each. A total of $11,779 interest has been accrued on each of these notes as of September 30, 2008 and is included in accrued current liabilities.

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

A total of $2,291,000 in convertible debentures remain outstanding after the conversions of certain debentures into common stock during the fiscal year ended June 30, 2008. In May, 2008, four of the debentures, totaling $500,000 came due. Three of the debenture holders agreed to extend the due date for one year, and the fourth, in the amount of $250,000, agreed to extend the due date until December 15, 2008.


             NEPTUNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007
                            (Unaudited)

NOTE 7. 	STOCKHOLDERS' EQUITY

A total of 801,315 common shares of the Company were issued during the quarter ended September 30, 2008, all of which were issued in payment of interest accrued on the convertible debentures and other debt.

As a result of these changes, a total of 26,152,946 common shares were outstanding at the end of the quarter ended September 30, 2008.

NOTE 8.  TECHNOLOGY LICENSE.

In June 1998, the Company entered into a limited license agreement with Mr. Cherch and Mr. Papadoyianis, our management, for the right to use and further develop the closed containment system, developed by them prior to the formation of the Company, in North America. A total of $200,000 in royalties due under that license agreement accrued as of June 30, 2008, but were not paid.

In July, 2008, the Company entered into a new license and acquired the exclusive rights to the closed containment system, now known as the Aqua-Sphere?, through a Worldwide Licensing Agreement with the inventors. That agreement would have enabled the Company to develop, market, manufacture, re-design, or license others to use the technology, and to develop and market products using the technology, in the worldwide aquaculture industry. Although the new license was signed on July 3, 2008, and then transferred to Aqua Biologics, Inc, the Company was unable to pay the initial advance royalties required, and has now defaulted under the license. Notice of default was given as required on September 1, 2008 and the thirty day cure period for the default also has expired. The license royalties due under the old license, which were incorporated into the new license agreement, remain outstanding and are included in accrued current liabilities.




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

Neptune Industries has been a fish-farming and technology company which has been committed to achieving sustainable eco-friendly aquaculture by innovating and pioneering a total and comprehensive integrated systems solution approach to the mission critical challenges facing the aquaculture industry today. Dwindling supplies of wild caught stocks used for fishmeal, and the continued environmental damage, escapism, and disease caused by self-polluting net pen systems, have severely restricted industry growth on a global basis.

The Company had either licensed or developed itself certain ground-breaking technologies in the aquaculture industry, which were at the heart of its business development model. The Company licensed what is now known as Aqua-Sphere?, a state-of-the-art, scalable, modular, floating closed containment system that is capable of concentrating and removing solid waste, eliminating predation and escapement, utilizing alternative energy for remote applications, and isolating crops from the environment, in 1998, and entered into a new license in July, 2008. The system was first designed by our founders, Ernest Papadoyianis and Sal Cherch, before the Company was founded in 1998. In June 1998, the technology was first licensed to Neptune in a 10 year license granting Neptune the right to use and develop the technology for the North American market, and with a right of first refusal for all other markets. As part of the license agreement, the Company agreed to pursue patent protection for the technology in the names of the two inventors, which the Company has done. Although the license agreement provided for annual minimum royalties to Papadoyianis and Cherch after the first five years of the license term, no royalties were ever paid by the Company on the license, and the Company still owes $200,000 in unpaid royalties under that agreement.

In July, 2008, the Company entered into a new license and acquired the exclusive rights to the Aqua-Sphere? technology through a Worldwide Licensing Agreement with the founders. That agreement would have enabled the Company to develop, market, manufacture, re-design, or license others to use the technology, and to develop and market products using the technology, in the worldwide aquaculture industry. Although the new license was signed on July 3, 2008, and then transferred to Aqua Biologics, Inc, the Company was unable to pay the initial advance royalties required, and has defaulted under the license. Notice of default was given as required on September 1, 2008 and the thirty day cure period for the default also has expired.

Ento-Protein? is a truly revolutionary development pioneered by Neptune as a high quality, sustainable protein derived from insects which is intended to be a replacement for the rapidly depleting fishmeal made from wild caught feedstock species, which is currently a $7 billion global market. If the Company is able to raise sufficient funds, this technology remains
Available for further development.

The Company?s wholly-owned subsidiary, Blue Heron Aquaculture, Inc., operates a sustainable fish farming facility in Florida City, Florida called Blue Heron Aqua Farms. Blue Heron Aqua Farms currently is one of the leading producers of hybrid striped bass, which it markets nationally and internationally as Everglades Striped Bass?. Unfortunately, due to the size of the production facility at Blue Heron, the farm operation has never been profitable. The Company plans to expand the Blue Heron farming operation have now been put on hold until further funds can be raised to complete the expansion.

Risk Factors.

The Company has identified certain risk factors connected with its operations and an investment in the Company, which are listed in detail under Risk Factors in the Form 10-KSB filed by the Company for the fiscal year ended June 30, 2008. As noted there, the Company is currently out of working capital and has been unable to date to raise additional capital due to the state of the economy and the toxic convertible terms of the convertible debentures issued by the Company in 2005 and 2006 through Dawson James Securities.

Comparison of Operating Results

Gross revenues for the quarters ended September 30, 2008 and 2007 were $236,501 and $111,193, respectively. Cost of sales for the same periods were $354,565 and $111,189,respectively, resulting in a gross loss of $(118,064) and a gross profit of $4, respectively. Operating expenses for the quarters ended September 30, 2008 and 2007 were $242,767 and $216,931, respectively, resulting in net losses of $(533,159) for the quarter ended September 30, 2008 compared to $(403,813) for the quarter ended September 30, 2007.

Item 3.   Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2008 and believe that our disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 801,315 common shares of the Company were issued during the quarter ended September 30, 2008, all of which were issued in payment of interest accrued on the convertible debentures and other debt.

As a result of these changes, a total of 26,152,946 common shares were outstanding at the end of the quarter ended September 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

During December, 2008, three of the total outstanding convertible debentures, with principal due of $311,000, will mature. The remainder of the total of $2,291,000 in convertible debentures begin to mature in January, 2009, and the balance by March 31, 2009. If the Company is unable to make any principal payment when due, then it will be in default on all of the debentures and holders may declare the notes in default. The debenture notes provide that on default, the holders may pursue such remedies as are available to them under Florida law, as unsecured, subordinated creditors of the Company.

The Company to date has been unable to raise additional capital for operations or to retire the convertible debentures, due in part to the adverse provisions of the convertible notes and in part to the credit crisis in the financial markets and the unavailability of investment capital. Management has been in discussions with a number of potential investment sources and continues to work on a daily basis to raise the necessary capital for the Company. There can be no assurance that the Company will be successful in its fund-raising efforts and our audited financial statements for the fiscal year ended June 30, 2008 contained a going concern warning from our independent auditors.

The Company has been approached by a ?representative? of several of the holders of the convertible debentures indicating a willingness to consider conversion of the debentures into common stock on certain conditions. The actual authority of this purported representative has not yet been established, although management has requested that information, as well as the identities of the specific holders represented, on numerous occasions. The exact terms of any such proposal, the number of holders involved and other details, are not yet known, and it is not known if the contact is even authorized at this time; however, one of the conditions being suggested to accomplish any conversion and additional funding is that the Company sell or otherwise dispose of the entire Blue Heron farm operation, and concentrate its efforts on its remaining technology business. No action has been taken on this matter since no actual proposal has yet been made, and any action on such a proposal would require approval of both the Board of Directors and the shareholders of the Company.

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

Dated: November 19, 2008

NEPTUNE INDUSTRIES, INC.

By:  /s/  Ernest Papadoyianis
------------------------------------
Ernest Papadoyianis
CEO, President and Director